Form 10KSB
period 2003-08-31
WATERLOO VENTURES INC
filed 2003-12-16
CIK 1193159

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549
                   FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

        For  the  fiscal year ended August 31, 2003

TRANSITION  REPORT  UNDER  SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

            Commission file number: 333-100318


               WATERLOO VENTURES INC.
 (Exact name of Registrant as specified in its charter)



Nevada                                            98-0377027
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

       355   Burrard Street, Suite 1530
     Vancouver, British Columbia, Canada  V3J 5V7
          (Address of principal executive offices)


(604) 736-5005
Registrant's telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each  class          Name of each exchange on which
to be so registered           each class is to be registered

None                             None

Securities to be registered pursuant to Section 12(g) of the Act:


Common Stock

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes     X       No _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      Yes      X      No _____


State issuer's revenues for its most recent fiscal year:  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $415,000 as at November 30, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


2,660,000

























TABLE OF CONTENTS

                                                             Page

ITEM 1:  DESCRIPTION OF BUSINESS                                4
ITEM 2:  DESCRIPTION OF PROPERTY                               12
ITEM 3:  LEGAL PROCEEDINGS                                     13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   13
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                               13
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION                                             13
ITEM 7:  FINANCIAL STATEMENTS                                  15
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES                  24
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS                                               24
ITEM 10: EXECUTIVE COMPENSATION                                25
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT                                            25
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        26
ITEM 13: EXHIBITS AND REPORTS                                  26

















PART I

ITEM 1:  DESCRIPTION OF BUSINESS
In General

We are an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting mineral deposits demonstrating economic feasibility. We own an option to acquire an interest in the mineral claim described below under the heading "East Red Rock Claims Option Agreement".
Our plan of operation is to conduct exploration work on the East Red Rock Claims in order to ascertain whether they possess commercially exploitable quantities of copper, nickel, gold and platinum group metals. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists on the East Red Rock Claims until appropriate exploratory work is done and an economic evaluation based on such work concludes that production is economically feasible.

East Red Rock Claims Option Agreement

We have obtained the option to acquire a 75% interest in the mineral exploration and extraction rights to certain mineral claims situated in the Province of Ontario, Canada. We refer to these mineral claims as the East Red Rock Claims. We acquired our interest in the East Red Rock Claims pursuant to an agreement dated August 21, 2002, as amended, between Klondike Bay Resources and us. Klondike Bay Resources is a private company that is wholly owned by Mr. Terry Loney, the registered owner of the East Red Rock Claims. We paid cash consideration to Klondike Bay Resources for the grant of the option in the amount of $7,500 on August 21, 2002, concurrent with the execution of the original option agreement. The option agreement was negotiated as an arm's length transaction.

We will be deemed to have exercised the option to acquire the 75% interest in the East Red Rock Claims when we have:

(A) paid Klondike Bay Resources $7,500, which we paid upon the execution of the option agreement;

(B) incurred an aggregate of $200,000 in property exploration expenditures on the East Red Rock Claims within the following periods:

  (1)  $24,000 by August 31, 2004; and

  (2)  a further $176,000 by August 31, 2005.

In the event that we spend, in any of the above periods, less than the required sum, we may, at our option, pay to Klondike Bay Resources the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event that we spend, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in the subsequent period. If we fail to incur the required exploration expenditures, our option will terminate and we will have no further rights to the East Red Rock Claims.

Property exploration expenditures include all costs of acquisition and maintenance of the property, all expenditures on the exploration and development of the property and all other costs and expenses of whatsoever kind or nature, including those of a capital nature, incurred or chargeable with respect to the

4
exploration of the property. In addition, until we have secured a 75% interest in the East Red Rock Claims, we are obligated to maintain in good standing the East Red Rock Claims by:

  (A) completing and filing assessment work or making of payments in lieu thereof;
  (B) paying any applicable taxes; and
  (C) performing any other actions necessary to keep the East Red
      Rock Property free and clear of all liens and other charges.

All payments necessary to maintain the East Red Rock Claims in good standing until April 2004 have been made. To keep the mining claims in good standing beyond April 2004, we must spend at least $8,800, or approximately $400 per mineral claim unit, on exploration of the claims and file an assessment report outlining the work completed prior to the end of that month. This will extend the claims expiry date for an additional two years. Mr. Loney, as the registered owner of the claims, must file the assessment report we prepare.

Description of the East Red Rock Claims

The property comprises four unpatented mineral claims in one contiguous block that totals approximately 352 hectares. These claims are located in Scadding Township in Sudbury Mining Division.

Location and Access

The Scadding Township area is located in northeastern Ontario, District of Sudbury. The block of claims is located at 46 40' N latitude and 80 36' W longitude.

The Scadding Township area is located approximately 37 kilometers to the northeast of the center of the City of Sudbury, Ontario. The claim block that comprises the property is readily accessible by road: the Kukagami Lake Road an all-weather gravel road used for timber-haulage and forest access leads north from the Trans-Canada Highway #17 to the property area, a distance of approximately 19 kilometers. A bush road from a public landing on Ashigami Lake provides access to the southern end of the property.

History of the East Red Rock Claims

Geology of the region has been mapped over the years by the agencies of the Ontario Government. Additional government studies have focused on regional geological compilations, mineral occurrences, stratigraphy, regional geochemistry and assessment data inventories.

Occurrences of native gold have been known since the early 1900s in the Wanapitei Lake region. Most of the recorded exploration work on the property was carried out near Ashigami Lake where sulphide mineralization was first discovered circa 1981.

The first recorded work on the property was by Bay Village
Explorations that put down eleven 40 foot vertical holes in the vicinity of one of the current claims in 1960.

Anglesea Developments Ltd. carried out stripping and trenching and magnetometer and VLF-EM surveying in 1980 and 1981.

Kangoriak Resources Corp. Ltd. flew an airborne magnetometer and EM survey in 1981. This survey covered the southern part of the property near Ashigami Lake.

5
In 1983 Midnapore Resources Inc. undertook four diamond drill holes totaling 1677 feet in the area just north of Ashigami Lake.

Northgate Exploration Ltd. may have explored portions of the property in the course of their work on the Scadding Mine property.

Geology and Mineralization

Interest in the claims area started around the turn of the century, with the gold rush along the Wanapitae River nearby. A small creek from the River led prospectors to the East Red Rock Claims. The unusual red rock attracted the curious explorers.

Just to the southeast of this East Red Rock outcrop, two very large gold nuggets were found lying on the surface weighing 35 pounds. They can be viewed at the Smithsonian. A shaft was driven on the East Red Rock Claims with over 1,000 feet of drifting. High values of gold and silver were said to be extracted.

Many companies and individuals have spent hundreds of thousands of dollars on exploration work on the East Red Rock Claims. Flag
Resources diamond drilled several thousand feet in the northern sector of the claims.

In the 1970's, Gulf Minerals flew many airborne surveys over the ground looking for uranium.

Inco and Falconbridge flew the ground spending thousands of dollars on their surveys. They tend to encourage junior mining companies to do the exploration work and present them the results.

In the early 1980's, Ballard Resources took a bulk sample out of the claims area (20 meters by 10 meters by 5 meters) with copper values up to 7% and gold values up to 0.27 ounces per ton ("opt").

Anglesea Developments and Midnapore Resources performed many geophysical surveys along with diamond drilling where 0.17 opt gold were found over 3.05 meters length.

Geological Report

We have obtained a geological evaluation report on the East Red Rock Claims which was prepared by John M. Siriunas, P.Eng., of Sudbury, Ontario, Canada. The geological report summarizes the results of the prior exploration in the proximity of the East Red Rock Claims and the geological formations on the property.

In his report, Mr. Siriunas concludes that the East Red Rock Claims overlies an area that is prospective for the discovery of offset dykes that may contain gold, copper, nickel and platinum group metal mineralization. A dyke is a long and relatively thin body of rock that, while in a molten state, intruded a crack in older rocks. Often such dykes contain higher than normal concentrations of valuable minerals.

Overburden, loose soil that overlies the potentially mineralized rock, has been the main obstacle in exploration of prospective targets on the East Red Rock Claims. However, he asserts that improved techniques in geophysical surveys including advances in induced polarization surveys should aid us in current exploration of the property. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Induced polarization surveys measure various electrical responses to the passage of alternating currents of different frequencies. Readings can indicate the presence of certain types of mineral deposits.

Based on his review of the geological data relating to the East Red Rock Claims and surrounding area, Mr. Siriunas recommends proceeding with a two-phase, staged exploration program. The initial phase of the recommended geological work program is comprised of Line cutting, Geophysical surveying of the East Red Rock Claims and prospecting in order to make a preliminary assessment of mineralization. Mr. Siriunas estimates that a budget of $24,000 will be required to support this initial geological work program. The components of the budget are as follows:

PHASE I

Line   cutting          40  km  @  $US260/km       $US10,400

Geophysics

Magnetics,    VLF-EM    40    km    @    $US150/km $US 6,000
Geophysical  consulting and interpretation         $US 1,600
Prospecting             40  km  @   $US150/km      $US 6,000


Subtotal - Phase I                                $US 24,000

Mr. Siriunas recommended that the second phase of the exploration program consist of geophysical surveys and diamond drilling. The components of the estimated budget of $200,000 are as follows:

PHASE II

Geology
Mobilization/demobilization                      $US   1,500
Mapping, sampling                                 $US 16,000
Trenching                                         $US 10,000
Field support                                     $US  6,500
Equipment, supplies, consumables                  $US  2,000
Geochemical analyses                              $US  3,000
Compilation, reporting, interpretation            $US  4,000

Geochemistry
Sampling                                          $US 10,000
Analyses                                          $US 22,000
Reporting, interpretation                         $US  4,000
Diamond  drilling 1000 m @ $US70/m (all  incl.)   $US 70,000

 Subtotal - Phase II                              $US149,000
Contingencies                                     $US 17,000
GST                                               $US 10,000
TOTAL                                             $US200,000

GST refers to the "Goods and Services Tax", a 7% tax on all goods purchased and all services provided in

Canada.

It is common practice for geologists to include expenses for contingencies, unforeseen cost overruns that may be encountered during exploration.

We estimate that it will take three to four months to complete phase two.

Drilling, as provided in the phase two budget, involves extracting a long cylinder of rock from the ground to determine amounts of metals contain in rock located at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content.

Mr. Siriunas concluded in his geological report that the decision to proceed with each subsequent phase of the exploration program should be contingent upon reasonable encouragement having been gained from the results of the previous exploration program.

We have decided to accept the recommendation of the geological report and proceed with this initial geological work program. We will make a decision whether to proceed with phase two of the staged exploration program upon completion of this initial geological work program and an analysis of the results of this first phase of the exploration program by a qualified geologist.

Should we determine at any time not to proceed to the next phase of the geological work program, we will use our remaining operating capital, if any, to obtain an option or options on other mineral claims. Funds will then be used to conduct mineral exploration activities on those claims. It is likely we will need further financing to pay for that exploration.

If we complete both phases of the exploration program and the results of these efforts are positive, we will still have to undertake an extensive and additional exploration program which might consist of further soil sampling, geophysical surveys, trenching or drilling before we will be able to identify commercially-viable reserves. The costs of these subsequent programs will be significantly more than the costs set forth above for the initial two-phase exploration program.

Compliance with Government Regulation

We are required to conduct all mineral exploration activities in accordance with the Mining Act of Ontario. We will be required to obtain work permits from the Ontario Ministry of Energy Mines and Resources for any exploration work that results in a physical disturbance to the land. We will not be required to obtain a work permit for the first phase of our exploration program as this phase will not involve any physical disturbance. We will be required to obtain a work permit if we proceed with the second phase of our exploration program. There is no charge to obtain a work permit under the Mining Act. We will incur the expense of our consulting geologist to prepare the required submission to the Ministry of Energy Mines and Resources. As the exploration program proceeds to the trenching, drilling and bulk-sampling stages, we will be required to post small bonds and file statements of work with the Ministry of Energy Mines and Resources. We will be required by the Mining Act to undertake remediation work on any work that results in physical disturbance to the land. The cost of remediation work will vary according to the degree of physical disturbance.

We have budgeted for regulatory compliance costs in the proposed exploration program recommended by the geological report. As mentioned above we will have to sustain the cost of reclamation and environmental mediation for all exploration and other work undertaken.

The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended exploration program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position.

An environmental review is not required under the Environmental
Assessment Act to proceed with the recommended exploration program on our mineral claims.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any exploration expenditures to date. We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

THE SOLE MINERAL PROPERTY IN WHICH WE HAVE AN INTEREST, THE EAST RED ROCK CLAIMS, HAS NO RESERVES.

Our sole mineral property asset is the East Red Rock Claims. As this property is in the exploration stage, it has no reserves and does not generate any cash flow. Accordingly, we have no means of producing any income. We anticipate incurring losses for the foreseeable future.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUT BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete planned exploration on the East Red Rock Claims, and therefore we will need to obtain additional financing in order to complete our business plan. As of August 31, 2003, we had cash in the amount of $31,627. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the East Red Rock Claims. While we have sufficient funds to complete phase one of the recommended exploration program on the property and ongoing administrative expenses, we will need to raise additional capital of approximately $200,000 to proceed with and complete phase two.

We will also require additional financing if the costs of the exploration of the East Red Rock Claims are greater than anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, copper, nickel and platinum group metals, investor acceptance of our property and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by us of an interest in our properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

IF WE DO NOT COMPLETE THE REQUIRED CAPITAL EXPENDITURES MANDATED IN OUR OPTION AGREEMENT, WE WILL LOSE OUR INTEREST IN THE EAST RED ROCK CLAIMS AND OUR BUSINESS MAY FAIL.

We are obligated to incur exploration expenditures of at least $200,000 on the East Red Rock Claims by August 31, 2005 in order to exercise the option and obtain a 75% interest in the property. While our existing cash reserves are sufficient to enable us to complete phase one of the geological exploration program recommended on the East Red Rock Claims, we will require substantial additional capital to fund the continued exploration of our property and exercise the option. If we do not incur the exploration expenditures required by the option agreement, we will forfeit our interest in the East Red Rock Claims and will have no interest in the property. We have no agreements for additional financing and we can provide no assurance to investors that additional funding will be available to us on acceptable terms, or at all, to continue operations, to fund new business opportunities or to execute our business plan. If we lose our interest in the optioned mineral claim, then there is a substantial risk that our business will fail.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL
PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that the mineral claims that we have optioned contain commercially exploitable reserves of copper, nickel, gold and platinum group metals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us in the exploration of the optioned mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION,
THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT
OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such Liabilities may have a material adverse effect on our financial position.

WE MAY NOT BE ABLE TO OPERATE AS A GOING CONCERN AND OUR BUSINESS
MAY FAIL.

The Independent Auditor's Report to our audited financial statements for the period ended August 31, 2003, indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are: we are in a net loss position; we have not attained profitable operations; and we are dependent upon obtaining adequate financing to fulfil our exploration activities. If we are not able to continue as a going concern, it is likely investors will lose their investments.

IF WE DO NOT OBTAIN CLEAR TITLE TO THE EAST RED ROCK CLAIMS, OUR
BUSINESS MAY FAIL.

While we have obtained a geological report with respect to the East Red Rock Claims, this should not be construed as a guarantee of title. The property may be subject to prior unregistered agreements, transfers or native land claims, and title may be affected by undetected defects. The East Red Rock Claims have not been surveyed and therefore, the precise location and areas of the properties may be in doubt.

IF WE BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATION OR OTHER
LEGAL UNCERTAINTIES, OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict the use of minerals. Under the Mining Act of Ontario, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. Also, to operate a working mine, the Environmental Assessment Act may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for mineral deposits. The growth of demand for minerals may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

BECAUSE OUR DIRECTORS OWN 37.594% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE
DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS.

Our directors, own approximately 37.594% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders. Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

11
BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE
ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR
BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Marshall Bertram is presently required to spend only 25% of his business time on business management services for our company. While Mr. Bertram presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Bertram from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. In addition, Mr. Bertram may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We have applied for listing of our common stock on the NASD over the counter bulletin board. However, we can provide investors with no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

IF A MARKET FOR OUR COMMON STOCK DEVELOPS, OUR STOCK PRICE MAY BE
VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

(1)  actual or anticipated variations in our results of operations;
(2)  our ability or inability to generate new revenues;
(3)  increased competition; and
(4)  conditions and trends in the mineral exploration industry.

Further, if our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the above "Risk Factors" section and elsewhere in this document.

ITEM 2:  DESCRIPTION OF PROPERTY

Our executive offices are located at 355 Burrard Street, Suite 1530, Vancouver, British Columbia, Canada.

12
Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or through the facilities of any quotation system. While we have applied for our shares of common stock to be quoted on the National Association of Securities Dealers' OTC Bulletin Board, there is no guarantee that we will be successful.

We have 37 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

Our plan of operations for the twelve months following the date of this annual report is to complete the recommended phase one exploration program on the East Red Rock Claims. We anticipate that the program will cost approximately $24,000.

In addition, we anticipate spending an additional $11,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $35,000.

We will be able to complete phase one of the exploration program without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through August 31, 2004.

We commenced the phase one exploration program on the East Red Rock Claims in June 2003. Due to winter weather conditions in the area of the property, we do not expect to complete the phase one program until spring of 2004. If warranted, we plan to proceed with raising additional capital to commence Phase 2 of our exploration program in summer or fall of 2004. We will obtain a geological report upon the completion of the first phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.

We will assess whether to proceed to phase two of the recommended geological exploration program upon completion of an assessment of the results of phase one of the geological exploration program. We will require additional funding in the event that we decide to proceed with phase two of the exploration program. The anticipated cost of phase two of the exploration program is $176,000, which is well beyond our projected cash reserves. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund the second phase of the exploration program. We believe that debt financing will not be an alternative for funding the complete exploration program. We do not have any arrangements in place for any future equity financing.

Our cash reserves are sufficient to meet our obligations for the next twelve-month period. However, we will need to seek additional funding in the near future to proceed with and complete phase two, if warranted of our planned exploration program. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

If we do not complete the cash payments or the exploration expenditures required under the option agreement for the East Red Rock Claims, then our option in will terminate and we will lose all our rights and interest in the property. If we do not secure additional financing to incur the required exploration expenditures, we may consider bringing in a joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding the exploration of the East Red Rock Claims. We may also pursue acquiring interests in alternate mineral properties in the future.

Results Of Operations For Period Ending August 31, 2003

We did not earn any revenues during the period ending August 31, 2003. We do not anticipate earning revenues until such time as we have not entered into commercial production of the East Red Rock Claims. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $28,444 for the fiscal year ended August 31, 2003. These operating expenses were comprised of consulting fees of $10,000, professional fees of $9,330, exploration expenditures on the East Red Rock Claims of $5,000, filing fees of $2,980 and office and sundry costs of $1,134.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At August 31, 2003, we had cash on hand of $31,627 and accounts payable and accrued liabilities of $1,700.

ITEM 7:  FINANCIAL STATEMENTS







                       WATERLOO VENTURES INC.
                   (An Exploration Stage Company)


                    FINANCIAL STATEMENTS


                      AUGUST 31, 2003 AND 2002
                      (Stated in U.S. Dollars)



















                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders
Waterloo Ventures Inc.
(An Exploration Stage Company)


We have audited the balance sheets of Waterloo Ventures Inc. (an exploration stage company) as at August 31, 2003 and 2002, and the statements of loss, cash flows, and shareholders' equity for the year ended August 31, 2003, for the period from June 18, 2002 (date of inception) to August 31, 2002, and for the cumulative period from June 18, 2002 (date of inception) to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2003 and 2002, and the results of its operations and cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(c) to the financial statements, the Company incurred a net loss of $48,573 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1(c). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.                              "Morgan & Company"
October 29, 2003                            Chartered Accountants



                       WATERLOO VENTURES INC.
                   (An Exploration Stage Company)

                        BALANCE SHEETS
                      (Stated in U.S. Dollars)



                                                  AUGUST 31
                                                2003      2002

ASSETS

Current
Cash                                         $ 31,627  $ 56,871
Prepaid expenses                               -         2,500
                                             ------------------
                                             $ 31,627  $ 59,371
                                             ==================
LIABILITIES

Current
Accounts payable and accrued liabilities      $ 1,700   $ 1,000
                                             ------------------
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
2,660,000 common shares                         2,660     2,660

Additional paid-in capital                     75,840    75,840

Deficit  Accumulated During The  Exploration  (48,573)  (20,129)
Stage                                         -----------------
                                               29,927    58,371
                                              -----------------
                                             $ 31,627  $ 59,371
                                              =================





                                 17
                       WATERLOO VENTURES INC.
                   (An Exploration Stage Company)

                        STATEMENTS OF LOSS
                    (Stated in U.S. Dollars)



                                                       CUMULATIVE
                                             PERIOD     PERIOD
                                              FROM       FROM
                                            DATE OF     DATE OF
                                           INCEPTION   INCEPTION
                                   YEAR     JUNE 18     JUNE 18
                                  ENDED     2002 TO     2002 TO
                                AUGUST 31  AUGUST 31   AUGUST 31
                                   2003       2002       2003
                             -----------------------------------
Expenses
Consulting fees                 $ 10,000   $ 6,000     $ 16,000
Filing fees                        2,980         -        2,980
Office and sundry                  1,134       129        1,263
Professional fees                  9,330     4,000       13,330
Mineral property option              -       7,500        7,500
payments
Mineral property exploration
expenditures                       5,000     2,500        7,500
                                  -----------------------------
Net Loss For The Period         $ 28,444  $ 20,129     $ 48,573
                                  =============================

Basic  And  Diluted  Loss   Per $ (0.01)   $ (0.01)
Share                             =================


Weighted Average Number Of
Shares Outstanding              2,660,000 1,434,594
                               =====================














                       WATERLOO VENTURES INC.
                   (An Exploration Stage Company)

                  STATEMENTS  OF  CASH  FLOWS
                      (Stated in U.S. Dollars)



                                                       CUMULATIVE
                                             PERIOD     PERIOD
                                              FROM       FROM
                                             DATE OF    DATE OF
                                            INCEPTION  INCEPTION
                                     YEAR    JUNE 18    JUNE 18
                                    ENDED    2002 TO    2002 TO
                                  AUGUST 31 AUGUST 31  AUGUST 31
                                     2003     2002       2003
                                 --------------------------------
Cash Flows From Operating
Activities
Net loss for the period          $ (28,444) $(20,129)  $(48,573)


Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Prepaid expenses                     2,500    (2,500)      -
Accounts   payable  and   accrued      700     1,000      1,700
liabilities                          --------------------------
                                     (25,244)(21,629)   (46,873)
                                     --------------------------

Cash Flows From Financing
Activity
Share capital issued                 -        78,500     78,500
                                     --------------------------
(Decrease) Increase In Cash         (25,244)  56,871     31,627


Cash, Beginning Of Period            56,871      -          -
                                     --------------------------
Cash, End Of Period                $ 31,627 $ 56,871   $ 31,627
                                     ==========================













                                 19
                       WATERLOO VENTURES INC.
                   (An Exploration Stage Company)

               STATEMENT  OF  SHAREHOLDERS' EQUITY

                           AUGUST 31, 2003
                      (Stated in U.S. Dollars)



                                               DEFICIT
                         COMMON STOCK          ACCUMULATED
                    -------------------------  DURING
                                  ADDITIONAL   THE
                                    PAID-IN    EXPLORATION
                   SHARES   AMOUNT  CAPITAL    STAGE     TOTAL
                  --------------------------------------------
Opening balance,
 June 18, 2002     -        $ -     $ -        $ -        $ -

June 2002 - Shares
issued for cash    1000000   1,000    -          -        1,000
at $0.001

July 2002 - Shares
issued for cash    1000000   1,000   9,000       -       10,000
at $0.01

August 2002 -
Shares issued for  650,000    650   64,350       -       65,000
cash at $0.10

August 2002 -
Shares issued for   10,000     10    2,490       -        2,500
cash at $0.25

Net loss for the   -          -       -        (20,129) (20,129)
period             --------------------------------------------

Balance, August    2660000   2,660   75,840    (20,129)  58,371
31, 2002

Net loss for the      -        -       -       (28,444) (28,444)
year               --------------------------------------------

Balance, August    2660000 $ 2,660 $ 75,840  $ (48,573) $29,927
31, 2003           ============================================










                                 20
                       WATERLOO VENTURES INC.
                   (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                     AUGUST 31, 2003 AND 2002
                     (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

   a)   Organization

     The Company was incorporated in the State of Nevada, U.S.A., on June 18, 2002.

   b)   Exploration Stage Activities

     The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

  c)Going Concern

     The   accompanying  financial  statements  have  been  prepared
     assuming the Company will continue as a going concern.

     As shown in the accompanying financial statements, the Company has incurred a net loss of $48,573 for the period from June 18, 2002 (inception) to August 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


2.   SIGNIFICANT ACCOUNTING POLICIES

  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.







21
                       WATERLOO VENTURES INC.
                   (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS


AUGUST 31, 2003 AND 2002
                      (Stated in U.S. Dollars)



2.SIGNIFICANT ACCOUNTING POLICIES (Continued)

  The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  a)Mineral Property Option Payments and Exploration Costs

     The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

  b)Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

  c)Income Taxes

     The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

  d)Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.




                                 22
                       WATERLOO VENTURES INC.
                   (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                       AUGUST 31, 2003 AND 2002
                      (Stated in U.S. Dollars)



3.MINERAL PROPERTY INTEREST

  The Company has entered into an option agreement, dated August 21, 2002 and amended August 15, 2003, to acquire a 75% interest in four mineral claims located in the Sudbury Mining District in Ontario, Canada.

  In  order  to  earn its interests, the Company made cash  payments
  totalling   $7,500   on   signing  and  must   incur   exploration
  expenditures totalling $200,000 as follows:

  Exploration expenditures:

  -    $24,000 by August 31, 2004;
  -    A further $176,000 by August 31, 2005.

  The properties are subject to a 1% net smelter return royalty in favour of the optionor. Net smelter return refers to the amount of money the Company would realize from the production of metals from the property, less costs of extraction and refining.


4.    CONTINGENCY

  Mineral Property

  The Company's mineral property interests have been acquired pursuant to option agreements. In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 3.













                                 23
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM  9:   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
PERSONS



Name                      Age           Position    with    Registrant
Served as a Director or
Officer Since

Marshall   Bertram         63         President, chief executive
June 18, 2002                         officer, principal accounting

officer and director
Barry  Whelan              62          Secretary, treasurer
June 18, 2002                          and director

The following is a biographical summary of our directors and officers:

Marshall Bertram: Mr. Bertram has acted as our president, chief executive officer, principal accounting officer and as a director since our inception. He has had a lengthy career in the natural resource industry spanning some twenty-five years. Mr. Bertram has acted as a director of natural resource companies in the past, and currently consults for natural resource companies.

Since 1997, Mr. Bertram has been a director of Rampart Ventures Ltd., a Canadian reporting company that trades on the TSX Venture Exchange. From 1996 to January 2002, he was a director of Nuapex Energy, a gold exploration Company. From 1994 to 1999, Mr. Bertram acted as a director and C.F.O. of Kenrich Mining Corp. From 1987 to 1992, he was president and a director of Prominent Resources Corp., a mining company involved in the joint venture development of an open pit mine in Ghana, West Africa. Mr. Bertram does not hold any professional or technical credentials in the geology field. Mr. Bertram has spent approximately 10% of his time on managing our business affairs during the past year. He also devotes significant business time to the affairs of Rampart Ventures Ltd.

Barry Whelan: Mr. Whelan has acted as our secretary, treasurer and a director since our inception. Mr. Whelan is a professional geologist with many years of experience in the mining exploration and oil and gas industries. Mr. Whelan is a fellow of the Geological Association of Canada and a member of the British Columbia Association of Professional Engineers and Geoscientists. From 1981 to present, Mr. Whelan has worked as a full-time geological consultant for various private and public resource companies including Anvil Resources Inc., Prosperous Resources Corporation, Ridgewood Holdings Ltd., Maxim Resources Ltd., Geneva Capital Inc., Thunderbird Resources Ltd., Golden Lion Resources Ltd. and African Crown Limited. Mr. Whelan has spent approximately 10% of his time on managing our business affairs during the past year.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.


24
ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended August 31, 2003.





                    Annual Compensation       Long Term Compensation
Name      Title     Year Salary Bonus Other    Restricted  Options/  LTIP
(1)                                  Annual    Stock                 payouts All
                                Compensation   Awarded     SARs(#)   ($)     Other
                                                                         Compensation
Marshall President  2003  $0     0     0          0          0         0        0
Bertram
Barry   Secretary   2003  $0     0     0          0          0         0        0
Whelan  Treasurer


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2003 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


                             Number     Transactions   Known Failures
                             Of  late   Not Timely     To File a
Name and principal position  Reports    Reported        Required Form
-----------------------------------------------------------------------
Marshall  Bertram              0             0                0
(President and director)
Barry    Whelan                0             0                0
(Secretary, Treasurer
and Director)

ITEM  11:   SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 30, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                           NAME OF          SHARES OF
TITLE OF CLASS        BENEFICIAL OWNER     COMMON STOCK     PERCENT OF
                                                               CLASS

Common                 Marshall Bertram       500,000            18.8%



25

Common                 Barry Whelan           500,000            18.8%

DIRECTORS AND
OFFICERS AS A
GROUP                                       1,000,000            37.6%


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.


ITEM 13:  EXHIBITS AND REPORTS

Exhibits

   3.1     Articles of Incorporation*
   3.2     By-Laws*
  10.1     Option Agreement dated August 21, 2002*
  10.2     Option amendment dated August 15, 2003*
  23.1     Consent of John Siriunas, Professional Engineer*
  31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.





26








SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Waterloo Ventures Inc.


By    /s/ Marshall Bertram
      Marshall Bertram
      President, CEO & Director
      Date: December 1, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By    /s/ Marshall Bertram
      Marshall Bertram
      President, CEO & Director
      Date: December 1, 2003

By    /s/ Barry Whelan
      Secretary, Treasurer and Director
      Date: December 1, 2003










27