Form 10-Q
period 2003-11-30
WATERLOO VENTURES INC
filed 2004-01-15
CIK 1193159

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  November 30, 2003
                                     ------------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-100318
                            -----------------


                             WATERLOO VENTURES INC.
  ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0377027
---------------------------------             -----------------------------
(State  or  other jurisdiction of              (IRS Employer Identification
                                                              No.)
 incorporation or organization)


355 Burrard Street, Suite 1530
Vancouver, British Columbia                               V3J 5V7
----------------------------------------      -----------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:       604-736-5005
                                                ---------------------------


                                     None
    -----------------------------------------------------------------------

     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past      90 days   [  ] Yes  [X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,660,000 shares of $0.001 par value common stock outstanding as of January 13, 2004.


















                          WATERLOO VENTURES INC.
                      (An Exploration Stage Company)


                       INTERIM FINANCIAL STATEMENTS


                             NOVEMBER 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)
                          WATERLOO VENTURES INC.
                      (An Exploration Stage Company)

                           INTERIM BALANCE SHEET
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                             NOVEMBER   AUGUST
                                                30        31
                                               2003      2003

ASSETS

Current
Cash                                         $ 22,107  $ 31,627
                                               ================
LIABILITIES

Current
Accounts payable and accrued liabilities     $  4,997   $ 1,700
                                              -----------------
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
2,660,000 common shares                          2,660     2,660

Additional paid-in capital                      75,840    75,840

Deficit  Accumulated During The Exploration    (61,390   (48,573)
Stage                                          -----------------
                                                17,110    29,927
                                               -----------------
                                              $ 22,107  $ 31,627
                                               =================








                          WATERLOO VENTURES INC.
                      (An Exploration Stage Company)

                         INTERIM STATEMENT OF LOSS
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                                       CUMULATIVE
                                                        PERIOD
                                                         FROM
                                                        DATE OF
                                                       INCEPTION
                                                        JUNE 18
                                 THREE MONTHS ENDED     2002 TO
                                     NOVEMBER 30       NOVEMBER 30
                                   2003       2002       2003

Expenses
Consulting fees                 $ -        $ 5,000     $ 16,000
Filing fees                       -          -           2,980
Office and sundry                 157        302         1,420
Professional fees                 6,560      2,140       18,090
Mineral property option           1,000      -           10,300
payments
Mineral property exploration
expenditures                      5,100      -           12,600
                                  -----------------------------
Net Loss For The Period         $ 12,817   $ 7,442     $ 61,390
                                  =============================

Basic  And  Diluted  Loss   Per $ (0.01)   $ (0.01)
Share                             =============================


Weighted Average Number Of
Shares Outstanding              2,660,000  2,660,000









                          WATERLOO VENTURES INC.
                      (An Exploration Stage Company)

                      INTERIM STATEMENT OF CASH FLOWS
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                                       CUMULATIVE
                                                        PERIOD
                                                         FROM
                                                        DATE OF
                                                       INCEPTION
                                                        JUNE 18
                                       THREE MONTHS     2002 TO
                                          ENDED
                                       NOVEMBER 30     NOVEMBER
                                                          30
                                      2003     2002      2003

Cash Flows From Operating
Activities
Net loss for the period            $(12,817)$(7,442)$ (61,390)


Adjustments To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Accounts payable and accrued          3,297     -        4,997
liabilities                          -------------------------
                                     (9,520)  (7,442)b (56,393)
                                     -------------------------

Cash Flows From Financing Activity
Share capital issued                  -         -       78,500
                                      ------------------------
(Decrease) Increase In Cash           (9,520)(7,442)    22,107


Cash, Beginning Of Period             31,627    56,871    -
                                      ------------------------

Cash, End Of Period                  $22,107  $ 49,429$ 22,107







                          WATERLOO VENTURES INC.
                      (An Exploration Stage Company)

                 INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

                             NOVEMBER 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



                                              DEFICIT
                         COMMON STOCK        ACCUMULATED
                                    ADDITIONAL  DURING
                                                THE
                                    PAID-IN  EXPLORATION
                   SHARES   AMOUNT  CAPITAL    STAGE     TOTAL

Opening balance,
 June 18, 2002     -        $ -     $ -      $ -        $ -

June 2002 - Shares
issued for cash    1,000,000   1,000   -        -         1,000
at $0.001

July 2002 - Shares
issued for cash    1,000,000   1,000   9,000    -          10,000
at $0.01

August 2002 -
Shares issued for  650,000    650     64,350   -          65,000
cash at $0.10

August 2002 -
Shares issued for  10,000     10      2,490    -          2,500
cash at $0.25

Net loss for the   -          -       -        (20,129)   (20,129)
period            -----------------------------------------------

Balance, August    2,660,000   2,660   75,840   (20,129)   58,371
31, 2002

Net loss for the   -          -       -        (28,444)   (28,444)
year              -----------------------------------------------

Balance, August    2,660,000   2,660   75,840   (48,573)   29,927
31, 2003

Net loss for the   -          -       -        (12,817)   (12,817)
period             ----------------------------------------------

Balance, November
30, 2003           2,660,000 $ 2,660 $ 75,840 $ (61,390) $ 17,110
                   ==============================================









                          WATERLOO VENTURES INC.
                      (An Exploration Stage Company)

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                             NOVEMBER 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



1.BASIS OF PRESENTATION

  The unaudited interim financial statements as of November 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2003 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $61,390 for the period from June 18, 2002 (inception) to November 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.












                          WATERLOO VENTURES INC.
                      (An Exploration Stage Company)

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                             NOVEMBER 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



3.SIGNIFICANT ACCOUNTING POLICIES

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




                          WATERLOO VENTURES INC.
                      (An Exploration Stage Company)

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                             NOVEMBER 30, 2003
                                (Unaudited)
                         (Stated in U.S. Dollars)



3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

  d)Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


4.MINERAL PROPERTY INTEREST

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


5.    CONTINGENCY

  Mineral Property

  The Company's mineral property interests have been acquired pursuant to option agreements. In order to retain its interest, the Company must satisfy the terms of the option agreements described in Note 4.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in this Risk Factors section and elsewhere in this annual report.

Plan of Operation

Our plan of operation for the twelve month period following the date of this report is to complete the recommended phase one exploration program on the East Red Rock Claims. We anticipate that the program will cost approximately $24,000.

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

Results Of Operations For Period Ending November 30, 2003

We did not earn any revenues during the period ending November 30, 2003. We do not anticipate earning revenues until such time as we have not entered into commercial production of the East Red Rock Claims. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $12,817 for the three-month period ended November 30, 2003. These operating expenses were comprised of professional fees of $6,560, exploration expenditures on the East Red Rock Claims of $5,100, mineral property option payments of $1,000 and office and sundry costs of $157.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At November 30, 2003, we had cash on hand of $22,107 and accounts payable and accrued liabilities of $4,997.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended November 30, 2003.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Report on Form 8-K

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-
          Oxley Act of 2002
31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

There  were  no reports filed on Form 8-K during the period ended  November
30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waterloo Ventures Inc.


/s/ Marshall Bertram
------------------------------
Marshall Bertram, President