Form 10QSB
period 2004-02-29
WATERLOO VENTURES INC
filed 2004-04-23
CIK 1193159

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended  February 29, 2004
                                      -----------------

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period                  to
                               ------------------   --------------------

      Commission File Number    333-100318
                            -----------------


                             WATERLOO VENTURES INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


          Nevada                                         98-0377027
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

111 Presidential Avenue, Suite 158
Bala Cynwyd, PA                                           19004
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:
                                                ------------------------------

                                     None
    ------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days   [X] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,660,000 shares of $0.001 par value common stock outstanding as of April 22, 2004.














                             WATERLOO VENTURES INC.
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)
                             WATERLOO VENTURES INC.
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                             FEBRUARY   AUGUST
                                                29        31
                                               2004      2003

ASSETS

Current
Cash                                          $ 2,047   $ 31,627
Prepaid expense                                10,000    -
                                               -----------------
                                             $ 12,047   $ 31,627
                                               =================
LIABILITIES

Current
Accounts payable and accrued liabilities        $ 510    $ 1,700
                                                ----------------
SHAREHOLDERS' EQUITY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share
10,000,000 preferred shares, par value
$0.001 per share

Issued and outstanding:
2,660,000 common shares                         2,660     2,660

Additional paid-in capital                     75,840    75,840

Deficit  Accumulated During The Exploration   (66,963)  (48,573)
Stage                                         -----------------
                                               11,537    29,927
                                              -----------------
                                             $ 12,047  $ 31,627
                                              =================












                             WATERLOO VENTURES INC.
                         (An Exploration Stage Company)

                            INTERIM STATEMENT OF LOSS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                               CUMULATIVE
                                                                 PERIOD
                                                                  FROM
                                                                DATE OF
                                                               INCEPTION
                                                                JUNE 18
                   THREE MONTHS ENDED      SIX MONTHS ENDED     2002 TO
                       FEBRUARY 29            FEBRUARY 29       FEBRUARY 29
                     2004       2003        2004       2003       2004
   ------------------------------------------------------------------------
Expenses
Consulting fees   $ 5,000     $-         $ 5,000    $ 5,000    $ 21,000
Filing fees         -          2,340       -          2,340       2,980
Office and sundry     173        360         330        662       1,593
Professional fees     400      2,300       6,960      4,440      18,490
Mineral property
option payments     -          -           1,000      -          10,300
Mineral property
exploration
expenditures        -          -           5,100      -          12,600
                -------------------------------------------------------
Net Loss For The
Period            $ 5,573     $5,000    $ 18,390   $ 12,442    $ 66,963
                 ======================================================

Basic And Diluted
Loss Per Share    $ (0.01)    $(0.01)    $ (0.01)   $ (0.01)
                 ===========================================

Weighted Average
Number Of Shares
Outstanding      2,660,000  2,660,000   2,660,000  2,660,000
                ============================================







                             WATERLOO VENTURES INC.
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                                               CUMULATIVE
                                                                 PERIOD
                                                                  FROM
                                                                 DATE OF
                                                                INCEPTION
                                                                 JUNE 18
                           THREE MONTHS      SIX MONTHS ENDED    2002 TO
                               ENDED
                            FEBRUARY 29        FEBRUARY 29      FEBRUARY 29
                           2004     2003      2004      2003      2004

Cash Flows From
Operating Activities
Net loss for the period  $(5,573) $(5,000) $ (18,390)$(12,442) $ (66,563)

Adjustments To Reconcile
Net Loss To Net Cash
Used By Operating
Activities
Prepaid expenses         (10,000)   2,340    (10,000)   2,340    (10,000)

Accounts payable and
accrued liabilities       (4,487)    -        (1,190)    -         110
                         -----------------------------------------------
                         (20,060)  (2,660)   (29,580) (10,102)   (76,453)
                         -----------------------------------------------

Cash Flows From
Financing Activity
Share capital issued      -         -         -          -        78,500
                         -----------------------------------------------
(Decrease) Increase  In  (20,060)  (2,660)   (29,580) (10,102)     2,047
Cash

Cash, Beginning Of        22,107   49,429     31,627   56,871       -
Period                   -----------------------------------------------

Cash, End Of Period       $2,047  $46,769    $ 2,047  $46,769    $ 2,047
                         ===============================================











                             WATERLOO VENTURES INC.
                         (An Exploration Stage Company)

                    INTERIM STATEMENT OF SHAREHOLDERS' EQUITY

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



                                              DEFICIT
                         COMMON STOCK        ACCUMULATED
                                  ADDITIONAL DURING THE
                                    PAID-IN  EXPLORATION
                   SHARES   AMOUNT  CAPITAL    STAGE     TOTAL

Opening balance,
 June 18, 2002       -        $ -     $ -      $ -        $ -

June 2002 - Shares
issued for cash   1,000,000  1,000      -        -       1,000
at $0.001

July 2002 - Shares
issued for cash   1,000,000  1,000   9,000       -       10,000
at $0.01

August 2002 -
Shares issued for  650,000    650    64,350     -        65,000
cash at $0.10

August 2002 -
Shares issued for  10,000     10      2,490     -         2,500
cash at $0.25

Net loss for the   -          -       -      (20,129)   (20,129)
period            ---------------------------------------------

Balance, August   2,660,000  2,660   75,840  (20,129)    58,371
31, 2002

Net loss for the   -          -       -      (28,444)   (28,444)
year              ---------------------------------------------

Balance, August    2,660,000  2,660   75,840 (48,573)    29,927
31, 2003

Net loss for the   -          -       -        (18,390) (18,390)
period            ---------------------------------------------

Balance, February
29, 2004           2,660,000 $ 2,660 $ 75,840 $(66,963) $11,537
                  =============================================

                             WATERLOO VENTURES INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.BASIS OF PRESENTATION

  The unaudited interim financial statements as of February 29, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2003 audited financial statements and notes thereto.


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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $66,963 for the period from June 18, 2002 (inception) to February 29, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.













                             WATERLOO VENTURES INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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




                             WATERLOO VENTURES INC.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.SIGNIFICANT ACCOUNTING POLICIES (Continued)

  d)Basic and Diluted Loss Per Share

     In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

In addition, we anticipate spending an additional $11,000 on professional fees, including fees payable in connection with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $35,000.

We will be able to complete phase one of the exploration program without additional financing. Completion of these exploration expenditures will also enable us to meet the exploration expenditure requirement under the option agreement for the period through August 31, 2004.

We commenced the phase one exploration program on the East Red Rock Claims in June 2003. Due to winter weather conditions in the area of the property, we do not expect to complete the phase one program until summer of 2004. If warranted, we plan to proceed with raising additional capital to commence Phase 2 of our exploration program in summer or fall of 2004. We will obtain a geological report upon the completion of the first phase summarizing the results of that phase. The costs of the geological reports are included in the cost of the exploration program.

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

Results Of Operations For Period Ending February 29, 2004

We did not earn any revenues during the six-month period ending February 29, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of the East Red Rock Claims. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $18,390 for the six-month period ended February 29, 2004, as compared to a loss of $12,442 for the comparative period in 2003. The increase in net loss in the current fiscal year is primarily a result of an increase in mineral property exploration expenditures on our East Red Rock Claims. While we did not conduct any exploration on the claims in the first half of fiscal 2003, we incurred $5,100 on exploration in the current fiscal year.

Our operating expenses in the first half of the current fiscal year were comprised of professional fees of $6,960, mineral property exploration expenditures on the East Red Rock Claims of $5,100, consulting fees of $5,000, mineral property option payments of $1,000 and office and sundry costs of $330.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At February 29, 2004, we had cash on hand of $2,047 and accounts payable and accrued liabilities of $510.




ITEM 8A:  CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

Our former management evaluated the effectiveness of our disclosure controls and procedures as of the end of our second fiscal quarter on February 29, 2004.
This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer at the time.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.


PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.   Changes in Securities

The Company did not issue any securities during the quarter ended February 29, 2004.

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

There were no reports filed on Form 8-K during the period ended February 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Waterloo Ventures Inc.


/s/ Cecile T. Coady
------------------------------
Cecile Coady, President