Form 10QSB
period 2004-05-31
WATERLOO VENTURES INC
filed 2004-07-20
CIK 1193159

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2004


[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________________

Commission File Number    333-100318

                           MAVERICK OIL AND GAS, INC.
        (Exact name of small Business Issuer as specified in its charter)



          Nevada                                         98-0377027
---------------------------------             --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

111 Presidential Avenue, Suite 158
Bala Cynwyd, PA                                           19004
----------------------------------------      --------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


                 Issuer's telephone number, including area code:

                                      None
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 58,220,000 shares of $0.001 par value common stock outstanding as of July 15, 2004.

                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)


                          INTERIM FINANCIAL STATEMENTS


                                  MAY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------
                                                                                     MAY 31           AUGUST 31
                                                                                      2004               2003
--------------------------------------------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                                       $          195     $      31,627
====================================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                                   $        2,960     $       1,700
                                                                                ------------------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
     Authorized:
         100,000,000 common shares, par value $0.001 per share
          10,000,000 preferred shares, par value $0.001 per share

     Issued and outstanding:
           2,660,000 common shares                                                       2,660             2,660

     Additional paid-in capital                                                         75,840            75,840

Deficit Accumulated During The Exploration Stage                                       (81,265)          (48,573)
                                                                                ------------------------------------
                                                                                        (2,765)           29,927
                                                                                ------------------------------------

                                                                                $          195     $      31,627
====================================================================================================================

                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      CUMULATIVE
                                                                                                                     PERIOD FROM
                                                                                                                       DATE OF
                                                                                                                      INCEPTION
                                                                                                                       JUNE 18
                                             THREE MONTHS ENDED                      SIX MONTHS ENDED                  2002 TO
                                                   MAY 31                                 MAY 31                        MAY 31
                                          2004                2003                2004               2003                2004
------------------------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting fees               $          10,000   $          5,000    $         15,000    $         10,000   $      31,000
     Filing fees                               2,080                370               2,080               2,710           5,060
     Office and sundry                            22                263                 352                 925           1,615
     Professional fees                         2,200                445               9,160               4,885          20,690
     Mineral property option
       payments                               -                  -                    1,000              -               10,300
     Mineral property
       exploration expenditures
                                              -                   5,000               5,100               5,000          12,600
                                   -------------------------------------------------------------------------------------------------

Net Loss For The
  Period                           $          14,302   $         11,078    $         32,692    $         23,520   $      81,265
====================================================================================================================================


Basic And Diluted Loss
  Per Share                        $          (0.01)   $         (0.01)    $         (0.01)    $         (0.01)
================================================================================================================


Weighted Average Number Of
  Shares Outstanding                       2,660,000          2,660,000           2,660,000           2,660,000
================================================================================================================

                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)



------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       CUMULATIVE
                                                                                                                      PERIOD FROM
                                                                                                                        DATE OF
                                                                                                                       INCEPTION
                                                                                                                        JUNE 18
                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED               2002 TO
                                                           MAY 31                             MAY 31                     MAY 31
                                                    2004             2003             2004              2003              2004
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
     Net loss for the period                  $      (14,302)   $     (11,078)  $      (32,692)   $     (23,520)    $     (81,265)

Adjustments To Reconcile Net Loss To Net
  Cash Used By Operating Activities
     Prepaid expenses                                 10,000              160             -               2,500              -
     Accounts payable and accrued
       liabilities                                     2,450            -                1,260            -                 2,960
                                              --------------------------------------------------------------------------------------
                                                      (1,852)         (10,918)         (31,432)         (21,020)          (78,305)
                                              --------------------------------------------------------------------------------------

Cash Flows From Financing Activity
     Share capital issued                               -               -                 -               -                78,500
                                              --------------------------------------------------------------------------------------

(Decrease) Increase In Cash                           (1,852)         (10,918)         (31,432)         (21,020)              195

Cash, Beginning Of Period                              2,047           46,769           31,627           56,871              -
                                              --------------------------------------------------------------------------------------

Cash, End Of Period                           $          195    $      35,851   $          195    $      35,851     $         195
====================================================================================================================================

                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)

                  INTERIM STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                  MAY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)




                                                     COMMON STOCK                       DEFICIT
                                     ---------------------------------------------    ACCUMULATED
                                                                    ADDITIONAL        DURING THE
                                                                      PAID-IN         EXPLORATION
                                        SHARES         AMOUNT         CAPITAL            STAGE             TOTAL
                                     ---------------------------------------------------------------------------------

Opening balance,
  June 18, 2002                            -        $      -      $      -         $       -          $        -

June 2002 - Shares issued for cash
  at $0.001                             1,000,000         1,000          -                 -                   1,000

July 2002 - Shares issued for cash
  at $0.01                              1,000,000         1,000          9,000             -                  10,000

August 2002 - Shares issued for
  cash at $0.10                           650,000           650         64,350             -                  65,000

August 2002 - Shares issued for
  cash at $0.25                            10,000            10          2,490             -                   2,500

Net loss for the period                    -               -             -               (20,129)            (20,129)
                                     ---------------------------------------------------------------------------------

Balance, August 31, 2002                2,660,000         2,660         75,840           (20,129)             58,371

Net loss for the year                      -               -             -               (28,444)            (28,444)
                                     ---------------------------------------------------------------------------------

Balance, August 31, 2003                2,660,000         2,660         75,840           (48,573)             29,927

Net loss for the period                    -               -             -               (32,692)            (32,692)
                                     ---------------------------------------------------------------------------------

Balance, May 31, 2004                   2,660,000   $     2,660   $     75,840     $     (81,265)     $       (2,765)
                                     =================================================================================


                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



1.   BASIS OF PRESENTATION

     The unaudited interim financial statements as of May 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the August 31, 2003 audited financial statements and notes thereto.


2.   NATURE OF OPERATIONS

     a) Organization

        The Company was incorporated in the State of Nevada, U.S.A., on June 18, 2002.

        Subsequent to May 31, 2004, the Company incorporated a wholly-owned subsidiary, Maverick Oil and Gas, Inc., under laws of the state Nevada, merged with its wholly-owned subsidiary and changed its name to Maverick Oil and Gas, Inc.

        Subsequent to May 31, 2004, the Company approved a 22 for 1 forward stock split effected in the form of a dividend.

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

                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



2. NATURE OF OPERATIONS (Continued)

     c) Going Concern

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

        As shown in the accompanying financial statements, the Company has incurred a net loss of $81,265 for the period from June 18, 2002 (inception) to May 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


3.   SIGNIFICANT ACCOUNTING POLICIES

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

     a) Mineral Property Option Payments and Exploration Costs

        The Company expenses all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b) Use of Estimates

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

     c) Income Taxes

        The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     d) Basic and Diluted Loss Per Share

        In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


4.   MINERAL PROPERTY INTEREST

     The Company has entered into an option agreement, dated August 21, 2002 and amended August 15, 2003, to acquire a 75% interest in four mineral claims located in the Sudbury Mining District in Ontario, Canada.

     In order to earn its interests, the Company made cash payments totalling $7,500 on signing and must incur exploration expenditures totalling $200,000 as follows:

                           MAVERICK OIL AND GAS, INC.
                        (Formerly Waterloo Ventures Inc.)
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2004
                                   (Unaudited)
                            (Stated in U.S. Dollars)



4. MINERAL PROPERTY INTEREST (Continued)

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

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believe," "plan," "expect," "future," "intend" and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results may well differ materially from those anticipated in these forward-looking statements for many reasons.

Plan of Operation

Our plan of operation for the twelve-month period following the date of this report is to complete the recommended phase one exploration program on the East Red Rock Claims. We anticipate that the program will cost approximately $24,000.

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

In addition, we are contemplating making additional investments in oil and gas exploration, development, and production and the acquisition of oil and gas properties located in the southern U.S.

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

Results Of Operations For Period Ending May 31, 2004

We did not earn any revenues during the nine-month period ending May 31, 2004. We do not anticipate earning revenues until such time as we have entered into commercial production of the East Red Rock Claims. We are presently in the exploration stage of our business and we can provide no assurance that we will discover economic mineralization levels of minerals on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $32,692 for the nine-month period ended May 31, 2004, as compared to a loss of $23,520 for the same period in 2003. The increase in net loss in the current fiscal year is primarily a result of an increase in mineral property exploration expenditures on our East Red Rock Claims. While we did not conduct any exploration on the claims in the first nine months of fiscal 2003, we incurred $5,100 on exploration in the current fiscal year.

Our operating expenses in the first nine months of the current fiscal year were comprised of professional fees of $9,160, mineral property exploration expenditures on the East Red Rock Claims of $5,100, consulting fees of $15,000, mineral property option payments of $1,000 and office and sundry costs of $352.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

At May 31, 2004, we had cash on hand of $195 and accounts payable and accrued liabilities of $2,960.

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our former management evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter on May 31, 2004. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer at the time.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 2. Changes in Securities

The Company did not issue any securities during the quarter ended May 31, 2004. On June 24, 2004, the Company declared a 22 for 1 forward split of its outstanding shares of Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On June 25, 2004, the Company declared a 22-for-1 forward split of its outstanding shares of common stock. On June 28, 2004, the Company amended its articles of incorporation to effectuate a name change to "Maverick Oil and Gas, Inc."

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



On April 22, 2004, the registrant filed a report on Form 8-K disclosing that Cecile Coady, then newly appointed president, secretary, and director of the registrant, purchased 500,000 shares of the registrant's common stock owned by Marshall Bertram, one of the registrant's outgoing officers and directors, and 500,000 shares of the registrant's common stock owned by Barry Whelan, another of the registrant's outgoing officers and directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAVERICK OIL AND GAS, INC.


                                    /s/ Cecile T. Coady
                                    ------------------------------
                                    Cecile Coady, President

                                    July 20, 2004