Form 10KSB
period 2004-08-31
MAVERICK OIL & GAS, INC.
filed 2004-12-23
CIK 1193159

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the fiscal year ended August 31, 2004

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from _________ to __________.

                        Commission File Number 333-100318

                           MAVERICK OIL AND GAS, INC.
              -----------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                   98-0377027
     --------------------------------    -----------------------------------
     (State or other jurisdiction of     (IRS Employer Identification Number)
      incorporation of organization)

                22 Park Crescent, London, United Kingdom         W1B 1PE
      ------------------------------------------------------ -------------
               (Address of Principal Executive Offices)        (Zip Code)

                                 44-207-636-7386
   --------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                 Name of Exchange on which Registered
     -------------------                 -----------------------------------
           NONE                                          NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: -0- .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant's common stock as reported on the OTC Bulletin Board on December 20, 2004, was $64,426,800.

As of December 14, 2004, 60,520,000 shares of the registrant's common stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes    No X
Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS


                                   PART I

ITEM 1.     DESCRIPTION OF BUSINESS                                         1
ITEM 2.     DESCRIPTION OF PROPERTY                                         11
ITEM 3.     LEGAL PROCEEDINGS                                               12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

                                  PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        12
ITEM 6.     PLAN OF OPERATIONS                                              13
ITEM 7.     FINANCIAL STATEMENTS                                            16
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                   16
ITEM 8A.    CONTROLS AND PROCEDURES                                         16

                                  PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS                                17
ITEM 10.    EXECUTIVE COMPENSATION                                          18
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                 18
            AND MANAGEMENT                                                  19
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K                                19
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                          21

Signatures                                                                  22
Financial Statements                                                       F-1

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company's future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," or "believe" or the negative thereof or any variation thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's assumptions about energy markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, and other products or services, the price of oil, natural gas, and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration and drilling, drilling risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which the Company is doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed under "Risk Factors" and "Item 7. Plan of Operation" and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements. The Company assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

We are an independent energy company, engaged in the acquisition, development and production of oil and natural gas reserves. Our business model has initially focused on drilling lower risk prospects involving shallow development wells often within mature fields with production history and through recompletions and workovers of existing wells. By doing so, we believe we can maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts and capitalize on the experience of our management team and consultants. We have initially focused on projects in Texas. However, with the recent appointment of Michael Garland as our Chief Executive Officer, and in recognition of his global oil and gas experience, we may look to acquire interests in projects in other parts of the world. Our principal offices are located at 22 Park Crescent, London, United Kingdom W1B 1PE. Our telephone number is 44-207-636-7386. Unless the context otherwise requires, references to the "Company," "Maverick," "we," "us" or "our," mean Maverick Oil and Gas, Inc.

Our operations are focused on the identification and evaluation of prospective oil and gas properties, and the contribution of capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects directly and indirectly as equity participants in limited partnerships and limited liability companies. We are generally not involved as the operator of the projects in which we participate. Instead, we rely on third parties for drilling, delivering any gas or oil reserves we discover, and assisting in the negotiation of all sales contracts. With the assistance of such third parties, we plan to explore and develop oil and gas prospects, and sell on the open market any gas or oil that is discovered.

Our primary objectives are to build reserves, production, cash flow and earnings per share by acquiring oil and gas properties, exploring for new oil and gas reserves, and optimizing production and value from existing oil and gas properties. We have crafted a business model specifically designed to exploit the unique opportunities currently available to small companies in the oil and gas industry.

Our current projects are focused on low risk development type drilling, including recompletions and workovers. Each project is screened based on depth, seismic data available, surrounding production from similar wells, and proximity to infrastructure. We utilize a risk based economic evaluation that compares various production and price scenarios to rank projects for investment. Our overall business plan employs the same technique for price and production.

To date, we have chosen to focus our acquisition, exploitation, and development activities primarily in Texas. This region is characterized by long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, strong natural gas prices, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and virtually no federal land or land access impediments. Management's strategy is to identify projects that fit our investment and production criteria, so as to enhance production and cash flow and optimize the use of our investment capital.

We are managed by a small highly experienced team of employees and consultants focused on finding and structuring attractive oil and gas investment opportunities and then extracting the maximum value from them. Our goal is to create long-term value for our investors by building a significant oil and natural gas reserve base. We seek to acquire and exploit properties with the following characteristics:

   o Locations within or close to areas with an established production history and infrastructure;

   o Multiple productive sands and reservoirs;

   o Low current production levels with significant identified proven and potential reserve opportunities;

   o The opportunity to obtain a significant operating interest.

We are currently exploring opportunities to make other broadly comparable investments and have ceased exploration work in connection with our option to acquire an interest in the mineral exploration and extraction rights to the East Red Rock Claims, Ontario, Canada.

PROJECTS

MAVERICK BASIN

On July 28, 2004, we acquired a 74.25% Class A membership interest in Maverick Basin Exploration, LLC, a Delaware limited liability company ("MBE"). MBE is a newly formed oil and gas exploration and production company that has entered into an exploration and joint operating agreement with Blue Star Operating, Inc., an oil and gas exploration and production company based in Dallas, Texas ("Blue Star"). This operating agreement gives MBE the right to drill four wells on a 10,240-acre parcel in the Maverick Basin in Texas, which is located adjacent to the Gulf of Mexico. The operating agreement requires MBE to advance the drilling costs for the first two wells while the drilling costs for the second two wells are to be shared proportionately. Any revenues that are generated from the first two wells are to be applied to MBE's costs before being proportionately split. Within three months of fulfilling its obligations with respect to the first parcel, MBE can exercise an option to a second 10,240-acre parcel on the same terms. Part of the acquisition cost for the right to enter into the Blue Star operating agreement required MBE to assign, at payout, a 25% backin working interest to a third party.

MBE has three classes of ownership interest: Class A, Class B, and Class C. We acquired all of the Class A interests in August 2004 from a third party for the assumption of an obligation to make capital contributions totaling $4 million to MBE. As the sole Class A member, our interest represents an initial interest of 74.25% Our first capital contribution of $500,000 was made in August, 2004. Additional payments of $625,000 have subsequently been made and a balance of $2.875 million is due on or before January 31, 2005.

The sole Class B member is Touchstone Resources USA, Inc., which is also the manager. It has a 24.75% interest in MBE. The sole Class C member is PHT Gas, LLC. It has a 1% interest in MBE. MBE can require that members make additional capital contributions. Failure of any member to make a capital contribution will result in that member's percentage interest being reduced proportionately and the percentage interests of contributing members being increased proportionately. As manager, Touchstone is charged with making all decisions and taking all actions regarding MBE's business. The members may, however, remove a manager at any time with or without cause by vote of members holding a majority of member votes. Class A members are the only members who have a vote.

The MBE operating agreement provides that cash distributions by MBE are to be made in the following order of priority:

o to any members, as required to pay taxes on that member's share of profits for any taxable year;

o then, to the Class A members until the aggregate distribution made to the Class A members equal $1,500,000;

o then, to the Class A members and to the Class B members until the aggregate distributions made to the Class A members equal 100% of the capital contributions made by the Class A members; and

o then, 63.75% to the Class A members, 21.25% to the Class B members, and 15% to the Class C members.


BARNETT SHALE

We also hold a 50% membership interest in RBE LLC, a newly formed Delaware limited liability company ("RBE"), that was formed to explore for oil and gas in the Barnett Shale area of North Texas. We acquired our interest in RBE during August 2004 from Ferrell RBE Holdings, LLC ("Ferrell RBE") in consideration for a total payment of $2 million, of which $1 million was paid in respect of the purchase price of the interest and the balance represents our assumption of Ferrell RBE's obligation to make a $1 million capital contribution to RBE. Of this amount, $400,000 was paid in November 2004 and the balance of $600,000 is due on January 31, 2005.

RBE acquired a working interest of between 50% and 100% of a series of oil and gas leases located on approximately 12,082 acres of land in Wise County, Texas, resulting in a net working interest on approximately 7,042 acres in the Barnett Shale. The interests acquired are subject to a 25% royalty.

RBE has two separate classes of ownership interest, Class A and Class B, with each Class owning 50% of RBE. We acquired our 50% Class A interests from Ferrell RBE. Ferrell RBE is the manager of RBE and owns a 40% Class B interest and has assigned its remaining 10% Class B interest to Bamco Gas, LLC. RBE can require that members make additional capital contributions in accordance with their respective percentage membership interests. Failure of any member to make a capital contribution will result in that member's percentage interest being reduced proportionately and the percentage interests of contributing members being increased proportionately.

As manager, Ferrell RBE is charged with making all decisions and taking all actions regarding RBE's business. The members may, however, remove a manager at any time with or without cause by vote of members holding a majority of all membership interests.

The RBE operating agreement provides that the manager has sole discretion as to the amounts and timing of any distributions to Members, subject to the retention of, or payment to, third parties of such funds as it shall deem necessary with respect to the reasonable business needs of the company, which shall include the payment or the making of provision for the payment when due of company obligations, including the payment of any management or administrative fees and expenses or any other obligations.

The RBE operating agreement provides that cash distributions by RBE are to be made first to the Class A members until the aggregate distributions made to the Class A members equals $1,000,000 and then to the Class A and Class B members in the proportion to their ownership interests.

ZAPATA COUNTY

We acquired a 9.9% limited partnership interest in PHT Resendez Partners, L.P. on October 5, 2004 in return for an initial capital contribution obligation payable of $500,000. PHT Resendez acquired a 67% working leasehold interest on approximately 1,248 acres located in Zapata County, Texas.

COMPANY BACKGROUND

We were incorporated under the laws of the State of Nevada on June 18, 2002 as Waterloo Ventures Inc. ("Waterloo"). From our inception through April 2004, we were engaged in the acquisition and exploration of mineral properties. We actively maintained an option to acquire an interest in the "East Red Rock" mineral claim in Ontario, Canada until April 2004, when, in conjunction with a change of control, we elected to suspend all further payments and exploration work needed to maintain the claim in good standing. Accordingly, as of April 2004, we suspended all mineral exploration activities, commenced our oil and gas business, and, by virtue of a merger with a wholly owned subsidiary, changed our name to Maverick Oil and Gas, Inc.

SALES AND MARKETING

As we remain in the development stage, we have not yet generated any revenues, nor do we have any customers.

The principal target customers for our crude oil production are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the producing properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck or barge crude oil to storage, refining or pipeline facilities.

The principal target customers for our gas production are expected to be pipelines, utilities, gas marketing firms, industrial users and local distribution companies. We intend to use existing gathering systems and interstate and intrastate pipelines to consummate gas sales and deliveries.

We intend to sell our oil and natural gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annual.

We have not yet adopted any specific sales and marketing plans, nor do we expect in the short-term, the need to hire sales and marketing personnel.

TITLE TO PROPERTIES

We believe that the title to our leasehold properties is good and defensible in accordance with standards generally acceptable in the oil and gas industry, subject to exceptions that are not so material as to detract substantially from the use of such properties. Our leasehold properties are subject to royalty, overriding royalty and other outstanding interests customary in the industry. The properties may be subject to burdens such as liens incident to operating agreements and current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties.

As is customary in the oil and gas industry, only a preliminary title examination is conducted at the time properties believed to be suitable for drilling operations are acquired by the Company. We rely upon the brokers of the properties to conduct the title examination. We intend to perform necessary curative work with respect to any significant defects in title prior to proceeding with operations.

COMPETITION

The oil and natural gas business is highly competitive. We compete with private, public and state-owned companies in all facets of the oil and natural gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

Competitive conditions may be substantially affected by various forms of energy legislation and/or regulation considered from time to time by the government of the United States and other countries, as well as factors that we cannot control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources. Intense competition occurs with respect to marketing, particularly of natural gas.

GOVERNMENT AND ENVIRONMENTAL REGULATION

Domestic development, production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, compliance with which is often difficult and costly and some of which carry substantial penalties for failure to comply. State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning wells. Texas and other states in which we intend to conduct operations also have statutes and regulations governing conservation matters, including the unitization or pooling of oil and gas properties and establishment of maximum rates of production from oil and gas wells.

Our operations are subject to extensive and developing federal, state and local laws and regulations relating to environmental, health and safety matters; petroleum; chemical products and materials; and waste management. Permits, registrations or other authorizations are required for the operation of certain of our facilities and for our oil and gas exploration and production activities. These permits, registrations or authorizations are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties. Third parties may have the right to sue to enforce compliance.

Some risk of costs and liabilities related to environmental, health and safety matters is inherent in our operations, as it is with other companies engaged in similar businesses, and there can be no assurance that material costs or liabilities will not be incurred. In addition, it is possible that future developments, such as stricter requirements of environmental or health and safety laws and regulations affecting our business or more stringent interpretations of, or enforcement policies with respect to, such laws and regulations, could adversely affect us. To meet changing permitting and operational standards, we may be required, over time, to make site or operational modifications at our facilities, some of which might be significant and could involve substantial expenditures. There can be no assurance that material costs or liabilities will not arise from these or additional environmental matters that may be discovered or otherwise may arise from future requirements of law.

EMPLOYEES AND CONSULTANTS

As we remain in the development stage, our staffing remains very limited. We employ our Chief Executive Officer and a manager who provides treasury and accounting services on an interim basis. We also employ consultants in the oil and gas field, on an as-needed basis.. We anticipate retaining additional personnel during the next 12 months as the scope of our business increases.

RISK FACTORS

The following risk factors, among others, may affect the Company's financial condition and results of operations.

RISKS ASSOCIATED WITH OUR BUSINESS

GOING CONCERN RISK.

We have had, and could have, losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. In Note 3 to our consolidated financial statements, our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. Since our inception, we have suffered recurring losses from operations and have been dependent on new investment to sustain our operations. During the years ended August 31, 2004 and 2003, we have reported losses of $155,731 and $28,444, respectively. Additionally, we have had no sales to date. These factors raise substantial doubt about our ability to continue as a going concern.

OUR FUTURE PERFORMANCE IS DEPENDENT UPON OUR ABILITY TO IDENTIFY, ACQUIRE AND DEVELOP OIL AND GAS PROPERTIES.

Our future performance depends upon our ability to find, develop and acquire oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, we will not be able to develop reserves or generate revenues. No assurance can be given that we will be able to find and develop or acquire reserves on acceptable terms, or that commercial quantities of oil and gas deposits will be discovered sufficient to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurances can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploitation and development may materially exceed initial estimates.

We can provide no assurance that oil and gas will be discovered in commercial quantities in any of the properties we currently hold interests in or properties in which we may acquire interests in the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered in commercial quantities. We do not have an established history of locating and developing properties that have oil and gas reserves.

WE ARE A DEVELOPMENT STAGE COMPANY IMPLEMENTING A NEW BUSINESS PLAN.

We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. We may make errors in predicting and reacting to relevant business trends and will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets such as ours. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS PLAN IS SUBJECT TO RISKS INHERENT IN THE OIL AND GAS BUSINESS.

Our oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

EXPANSION OF OUR OPERATIONS WILL REQUIRE SIGNIFICANT CAPITAL EXPENDITURES FOR WHICH WE MAY BE UNABLE TO PROVIDE SUFFICIENT FINANCING.

We expect to incur capital calls of approximately $7.5 million with respect to our various limited liability partnership and limited liability company interests during the next 12 months. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our corporate development and investment strategies. We plan to obtain the future funding that we will need through debt and equity markets, but we cannot assure that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

We also intend to make offers to acquire oil and gas properties in the ordinary course of our business. If these offers are accepted, our capital needs may increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas property interests.

WE EXPECT OUR OPERATING EXPENSES TO INCREASE SUBSTANTIALLY IN THE FUTURE AND MAY NEED TO RAISE ADDITIONAL FUNDS.

We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. In addition, we may experience a material decrease in liquidity due to unforeseen capital calls or other events and uncertainties. As a result, we may need to raise additional funds, and such funds may not be available on favorable terms, if at all. If we cannot raise funds on acceptable terms, we may not be able to execute on our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

WE RELY HEAVILY UPON RESERVE ESTIMATES WHEN DETERMINING WHETHER OR NOT TO INVEST IN A PARTICULAR OIL OR GAS PROPERTY.

The oil and gas reserve information that we use in evaluating oil and gas prospects is based on reserve estimates involving a great deal of uncertainty. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves usually differ from estimates.

Reserve estimates also require numerous assumptions relating to operating conditions and economic factors, including the price at which recovered oil and natural gas can be sold, the costs of recovery, assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs, prevailing environmental conditions associated with drilling and production sites, availability of enhanced recovery techniques, ability to transport oil and natural gas to markets and governmental and other regulatory factors, such as taxes and environmental laws. A negative change in any one or more of these factors could result in quantities of oil and natural gas previously estimated as proved reserves becoming uneconomic. For example, a decline in the market price of oil or natural gas to an amount that is less than the cost of recovery of such oil and natural gas in a particular location could make production commercially impracticable. The risk that a decline in price could have that effect is magnified in the case of reserves requiring sophisticated or expensive production enhancement technology and equipment, such as some types of heavy oil. Each of these factors, by having an impact on the cost of recovery and the rate of production, will also affect the present value of future net cash flows from estimated reserves.

In addition, the 10% discount factor, which is required by the Securities and Exchange Commission ("SEC") to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interests rates in effect from time to time and risks associated with us or the oil and gas industry in general.

OUR ABILITY TO PRODUCE SUFFICIENT QUANTITIES OF OIL AND GAS FROM OUR PROPERTIES MAY BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS OUTSIDE OF OUR CONTROL.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.

There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas which may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

In addition, the success of our business is dependent upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil rigs and drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

MARKET FLUCTUATIONS IN THE PRICES OF OIL AND GAS COULD ADVERSELY AFFECT OUR BUSINESS.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, an the environmental and access issues that limit future drilling activities for the industry.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

OUR BUSINESS MAY BE HARMED IF WE ARE UNABLE TO RETAIN OUR WORKING INTERESTS IN LEASES.

Some of our properties are held under working interests in leases. If we fail to meet the specific requirements of each lease, the lease may be terminated or otherwise expire. We cannot assure you that we will be able to meet our obligations under each lease. The termination or expiration of our working interest relating to a lease may harm our business and results of operations.

We expect to incur capital calls of approximately $7.5 million with respect to our various limited partnership and limited liability company interests during the next 12 months. We cannot be certain that we will be able to meet any of these capital contribution payables.

Even if we are able to meet our capital contribution payables, we will still need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the underlying natural gas and oil products. No assurance can be made that we will be able to obtain these additional funds, or if we are able to obtain these funds, that it will be on terms acceptable to us.

TITLE DEFICIENCIES COULD RENDER OUR LEASES WORTHLESS.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we intend to lease, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the leases. Such deficiencies may render the lease worthless.

IF WE OR OUR OPERATORS FAIL TO MAINTAIN ADEQUATE INSURANCE, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

Our operations will be subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. Any offshore operations that we engage in will be subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

For projects in which we may act as the operator, we would maintain insurance coverage for our operations with policy limits and retention liability customary in the industry, including limited coverage for sudden environmental damages and for existing contamination. We do not believe that insurance coverage for environmental damages that occur over time or insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. As a result, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages.

In the projects in which we own a non-operating interest directly or own an equity interest in a limited partnership which owns a non-operating interest, the operator will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the coverage and types of insurance maintained by the operators of such prospects are adequate and, therefore, have not acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

COMPLYING WITH ENVIRONMENTAL AND OTHER GOVERNMENT REGULATIONS COULD BE COSTLY AND COULD NEGATIVELY IMPACT OUR PRODUCTION.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. The laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling, restrict the substances that can be released into the environment with drilling and production activities, limit or prohibit drilling activities on protected areas such as wetlands or wilderness areas, require that reclamation measures be taken to prevent pollution from former operations, require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells and remediating contaminated soil and groundwater, and require remedial measures to be taken with respect to property designated as a contaminated site.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We maintain limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

RISKS RELATED TO OUR STOCK

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including events described in the risk factors set forth in this report as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

WE WILL SEEK TO RAISE ADDITIONAL FUNDS IN THE FUTURE, AND SUCH ADDITIONAL FUNDING MAY BE DILUTIVE TO STOCKHOLDERS OR IMPOSE OPERATIONAL RESTRICTIONS.

We expect to seek to raise additional capital in the future to help fund our operations. Additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal offices are located 22 Park Crescent, London, United Kingdom. This office space is provided to us without charge by Michael Garland, our sole officer and director. We believe our current offices will be adequate for the foreseeable future.

Our oil and gas properties consist primarily of oil and gas wells and our ownership in leasehold acreage, both developed and undeveloped. A description of our oil and gas properties and interests is set forth below.

GENERAL

Our company's original business was in mineral exploration. We decided to transition to the oil and gas business in April 2004 in connection with a change in control transaction. While we commenced our operations in July 2004 in connection with the acquisition of MBE, we did not begin drilling operations until September 2004. Accordingly, (i) we did not engage in any production activities during the fiscal years ended August 31, 2004 and 2003, nor did we have any proved reserves at the end of such periods, and thus, were not required to provide any of the production data required by Statement of Financial Accounting Standards No. 69 ("SFAS 69"), and (ii) we did not engage in any drilling activities during the fiscal years ended August 31, 2004 and 2003.

We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency, containing estimates of total, proved developed or undeveloped net oil or gas reserves.

ACREAGE

The following table summarizes the Company's gross and net developed and undeveloped oil and natural gas acreage under lease as of December 1, 2004.

                             Gross              Net
                             -----              ---
Developed Acreage:            N/A               N/A

Undeveloped Acreage:
Maverick Basin              10,240.0          3,801.6
Barnett Shale               12,081.5          3,521.3
Zapata County                1,248.2             83.4
                            --------          -------
                Total       23,569.7          7,406.3
                            ========          =======

A developed acre is considered to mean those acres spaced or assignable to productive wells, a gross acre is an acre in which a working interest is owned, and a net acre is the result that is obtained when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net acres is the sum of the factional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether or not such acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, the Company can retain its interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by payment of delay rentals during the remaining primary term of such a lease. The oil and natural gas leases in which the Company has an interest are for varying primary terms; however, most of the Company's developed lease acreage is beyond the primary term and is held so long as oil or natural gas is produced.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding, nor are we aware of any proceeding contemplated by any governmental authority involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently trades on the OTC Bulletin Board under the symbol "MVOG". The first reported trade in the Company's common stock occurred on August 3, 2004. The following table sets forth the range of the high and low bid prices per share of the Company's common stock for each of the calendar quarters since the first reported trade, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

2004              High         Low

4th Quarter       $.26   -     $.12
3rd Quarter       $.35   -    $.005

The last price of the Company's common stock as reported on the OTC Bulletin Board on December 20, 2004 was $1.59 per share.

On June 15, 2004, the Company approved a 22 for 1 forward stock split with a record date of June 24, 2004, effected in the form of a stock dividend.

HOLDERS

As of December 14, 2004 the number of stockholders of record of the Company's common stock was 54.

DIVIDENDS

The Company has not paid any cash dividends on our common stock to date, and has no intention of paying such cash dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of the Company's Board of Directors and to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, the Company's results of operations, financial condition, cash requirements and other factors deemed relevant by the Company's Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

On November 18, 2004 we entered into a convertible note agreement with DDH Resources II, Limited ("DDH") whereby DDH loaned us $1,000,000. The convertible note matures on the earliest of six months or when we complete an equity raise of at least $5,000,000. Interest accrues at 12% per annum. On the maturity date or at the option of the lender, the note and accrued interest shall be convertible into shares of our common stock at a conversion rate of $1.10. To induce the loan, we issued 500,000 warrants to DDH exercisable for 3 years at $2.00. The warrants were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and Rule 506 of the Act, without payment of underwriting discounts or commissions to any person.

In August 2004, we sold one million investment Units at $2.00 per Unit to AltaFin, B.V., a Netherland Antilles corporation, with each Unit consisting of two shares of our common stock and one warrant to purchase a share of our common stock. The Units were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and Rule 506 of that Act, without payment of underwriting discounts or commissions to any person.

In July 2004, we issued 200,000 of our warrants to purchase 200,000 shares of our common stock at $1.00 per share to Trident Growth Fund, L.P. in connection with a loan made by Trident to MBE. The warrants were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and Rule 506 of the Act, without payment of underwriting discounts or commissions to any person.

ITEM 6. PLAN OF OPERATIONS

This Plan of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the Section captioned "RISK FACTORS" in Item 1 and elsewhere in this report. The following should be read in conjunction with our audited financial statements and the related notes included elsewhere herein.

BACKGROUND

We were incorporated under the laws of the State of Nevada on June 18, 2002 as Waterloo Ventures Inc. ("Waterloo"). From our inception through April 2004, we were engaged in the acquisition and exploration of mineral properties. We actively maintained an option to acquire an interest in the "East Red Rock" mineral claim in Ontario, Canada. until April 2004, when, in conjunction with a change of control, we elected to suspend all further payments and exploration work needed to maintain the claim in good standing. Accordingly, as of April 2004, we suspended all mineral exploration activities, commenced our oil and gas business, and, by virtue of a merger with a wholly owned subsidiary, changed our name to Maverick Oil and Gas, Inc.

OVERVIEW

We seek to create shareholder value by building oil and gas reserves, production revenues and operating cash flow. We believe that building oil and gas reserves and production, on a cost-effective basis, are the most important indicators of performance success for an independent oil and gas company such as Maverick Oil and Gas, Inc. We seek to build oil and gas reserves, production and cash flow through a balanced program of capital expenditures involving acquisition, exploitation and exploration activities. We intend to place primary emphasis on issuances of public and private debt and equity to finance our business.

Our ability to generate future revenues and operating cash flow will be dependent on the successful development of our inventory of capital projects, the volume and timing of our production, as well as commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings.

RESULTS OF OPERATIONS

We did not earn any revenues from operations for the years ended August 31, 2004 and 2003, and we do not anticipate earning any revenues until such time as our ongoing projects are able to develop commercial production of quantities of oil and gas.

To date, our activities remain in the development stage. We have secured an interest in three oil and gas projects, further described in ITEM 1 under "DESCRIPTION OF BUSINESS." As of August 31, 2004, the Barnett Shale and Zapata County projects remain in the exploration and investigation stage, with no drilling efforts yet commenced and no reserves yet established. We have recently commenced drilling operations in the Maverick Basin. However, our efforts are in the preliminary stage with no level of reserves established with any certainty.

We incurred operating expenses of $160,519 during the year ended August 31, 2004. Our 2004 expenses were comprised of consulting fees of $18,075, professional fees of $93,089, exploration expenditures of $8,038, officer's salary of $10,000, amortization of loan costs of $14,688 and general and administrative expenses of $16,629. This compares to $28,444 of operating expenses incurred during the year ended August 31, 2003. Our 2003 expenses were comprised of consulting fees of $10,000, professional fees of $9,330, exploration expenditures on the East Rock Claims of $5,000, and general and administrative expenses of $4,114.

LIQUIDITY AND CAPITAL RESOURCES

Our plan of operation for the twelve-month period following the date hereof is to attempt to conduct oil and gas exploration, development and production.

As at August 31, 2004, we had working capital of $1,774,196. During the year, we received cash from financings of $2 million when we completed a private placement during August 2004 of one million investment Units at $2.00 per Unit to AltaFin, B.V., a Netherland Antilles corporation. Each Unit consisted of two shares of our common stock and one warrant to purchase a share of our common stock. The Units were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of that Act, without payment of underwriting discounts or commissions to any person.

During the year ended August 31, 2004, we realized cash from borrowings when MBE borrowed $2,050,000 from Trident Growth Fund, L.P on July 15, 2004. MBE utilized those funds to commence drilling operations in the Maverick Basin. In connection with the Trident loan in July 2004, we issued to Trident warrants to purchase 200,000 shares of our common stock at $1.00 per share. The Trident loan requires monthly interest payments at the rate of 12% per annum, and is due to be repaid on July 31, 2005. We were a guarantor of the loan.

During the first quarter of fiscal 2005, we realized additional cash from borrowings in the aggregate amount of $1,600,000, of which $600,000 were demand loans and $1,000,000 was a loan from DDH that is convertible into our shares at $1.10 per share.

We expect to disburse an estimated $7,500,000 during the next 12-month period to cover our existing subscriptions payable and anticipated capital call requirements with respect to our various limited partnership and limited liability company interests.

Our current financial resources are not sufficient to satisfy our anticipated capital requirements, continue to pay for our operating expenses or to permit us to acquire an interest in any additional properties. Therefore, in the absence of generating significant revenues from operation, which are unlikely in the short term, we will only be able to meet our capital obligations over the next twelve months if we are able to raise capital from financing activities. This may take the form of either debt based transactions, or through the sale of our equity securities. We have no assurances that we will be able to access financing in sufficient amounts to satisfy our existing funding obligations, or to permit future growth and exploration.

If we do not secure additional financing to incur the required exploration expenditures in our business plan, we may consider bringing in a joint venture partner to provide the required funding. We have not, however, undertaken any efforts at this time to locate a joint venture partner. In addition, we cannot provide investors with any assurance that we will be able to locate a joint venture partner who will assist us in funding our business plan.

We have not yet attained profitable operations and are dependent upon obtaining financing to pursue exploration and development activities and to complete paying subscriptions payable for our existing projects. For these reasons, our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary significantly from those estimates under different assumptions and conditions.

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company's financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Our recent entrance into the oil and gas business subjects us to new accounting policies that we were not previously subject to. We believe that the following significant accounting policies will be most critical to an evaluation of our future financial condition and results of operations.

PROVED OIL AND NATURAL GAS RESERVES

Proved reserves are defined by the SEC as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by the Company.

Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increase recovery will be achieved.

Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on non-drilled acreage, or from existing wells where a relatively major expenditure is required for re-completion. Reserves on non-drilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other non-drilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and estimates of engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

SUCCESSFUL EFFORTS ACCOUNTING

The Company intends to utilize the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charge to expense when incurred.

IMPAIRMENT OF PROPERTIES

We review our proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair value of the asset which is estimated to be the expected present value of future net cash flows from proved reserves, utilizing a risk-free rate of return. The Company cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

PROPERTY RETIREMENT OBLIGATIONS

The Company is required to make estimates of the future costs of the retirement obligations of its producing oil and gas properties. This requirement necessitates the Company to make estimates of its property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

INCOME TAXES

The Company is subject to income and other related taxes in areas in which it operates. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by the Company. The Company will periodically evaluate its tax operating loss and other carryforwards to determine whether a gross deferred tax asset, as well as a related valuation allowance, should be recognized in its financial statements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Maverick Oil and Gas, Inc., including the notes thereto and the report of the independent accountants therein, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On December 10, 2004, the Board of Directors of the Company engaged Malone & Bailey PC as its independent accountant and dismissed Morgan & Co., as its independent accountant. During the fiscal years ended August 31, 2004 and 2003, the Company did not consult Malone & Bailey PC regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Malone & Bailey PC on the Company's financial statements, and Malone & Bailey PC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Chief Executive Officer ("CEO") and Treasurer ("Treasurer"). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth certain information about our sole director and executive officer.

Name                         Age          Positions Held
----                         ---          --------------
Michael Garland              41           Chief Executive Officer, Treasurer,
                                          Secretary and Director


The following is a brief summary of Michael Garland's business experience:

Michael Garland has served as our Chairman and Chief Executive Officer, Treasurer, and Secretary since July 27, 2004. Prior to joining our company, from February 1998 to July 2004, Mr. Garland served as a founder and executive officer of Star Energy Group, PLC, an oil and gas production company building extensive gas storage projects in the United Kingdom. Prior thereto, from November 1994 to January 1998, Mr. Garland was the Commercial Manager for Tullow Oil plc, which is listed on the London Stock Exchange. Prior to then, Mr. Garland held positions in investment banking and law. At Wood Gundy, Inc., a U.K. based investment bank, Mr. Garland worked on early UK government privatizations and set up an Australian desk to market products to Australian companies. He also was previously involved in many aspects of the European and North American capital markets including marketing capital-market products to government and semi-government organizations. Mr. Garland has also been involved in the structuring and financing of a number of natural resources and energy projects, including initial public offerings.

OTHER SIGNIFICANT PERSONNEL

We have recently employed Carlo Seidel on an interim basis as a manager of our treasury and accounting functions. Mr. Seidel has 15 years of operational and advisory experience that includes mergers and buyouts, strategy and operations. He has worked with industries ranging from industrial minerals and base metals to consumer products and technology and, recently, oil and gas. From 2000 to 2004 he was a principal in Callido Limited, a networks applications business with a successful management information product. He also worked as a senior executive at Mars & Co. providing consulting services from 1990 to 2000, where he advised a number of multinational corporations. Among these he advised on the sale and subsequent $250 million merger of a large British Steel subsidiary, on strategies and joint venture partners for PepsiCo's expansion in Eastern Europe, and on the $1.2 billion acquisition of Christie's by Francois Pinault's Artemis. He has also worked with Alcan, Bausch & Lomb and Unilever. Prior to his career at Mars & Co., Carlo worked on the London fixed income desks of Hessische Landesbank and Saudi International Bank. Carlo holds an MBA from Harvard Business School and has a degree in Philosophy, Politics and Economics from Christ Church.

DIRECTOR'S TERM OF OFFICE

Michael Garland was appointed as the sole member of the Board of Directors on July 27, 2004, and will hold office until the next annual meeting of shareholders and the election and qualification of his successor. Directors hold office until the next annual meeting of shareholders and the election and qualification of their successor. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors acts as our audit committee. No member of our Board of Directors is an "audit committee financial expert," as that term is defined in
Item 401(e) of Regulation S-B promulgated under the Securities Act.

To date, we have conducted limited operations and generated only minimal revenue since inception. In light of the foregoing, and upon evaluating the Company's internal controls, our Board of Directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our Board of Directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of the copies of such forms received by us or written representations from such persons that no other reports were required for such persons, we believe that during the fiscal year ended August 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and ten percent (10%) stockholders were satisfied in a timely fashion except that our director Mr. Garland has not yet filed a Form 3, but intends to promptly do so.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.

ITEM 10. EXECUTIVE COMPENSATION

                                                                          LONG-TERM COMPENSATION
                                                                ------------------------------------------
                               ANNUAL COMPENSATION                              SECURITIES
                     ---------------------------------------    OTHER ANNUAL    UNDERLYING     ALL OTHER
     NAME AND          YEAR                                     COMPENSATION     OPTIONS/     COMPENSATION
PRINCIPAL POSITION   COMPENSATION    SALARY ($)    BONUS ($)       ($)           SARS (#)       ($)(1)
-------------------- ------------    ----------    ---------    ------------    ----------    ------------
Michael Garland ....     2004       $20,000                                     300,000
CEO

(1) Mr. Garland entered into an employment agreement with us on July 27, 2004. The employment agreement provides for a base salary of $10,000 per month and three year options to purchase 300,000 shares of our common stock at $1.50 per share. The agreement also provides a payment of six month severance if he is terminated without cause.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 14, 2004, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission, has reason to believe may be deemed the beneficial owners of more than five percent (5%) of the Company's outstanding common stock. The following table also sets forth, as of such date, the beneficial ownership of the Company's common stock by all officers and directors, individually and as a group.

                                       Amount and Nature
                                         of Beneficial             Percentage
Name and Address of Beneficial Owner       Ownership                of Class
------------------------------------   -----------------           ------------

M.V. Oil & Gas Company                     20,000,000                 37.6%
Box 751, Providenciales
Turks & Caicos

Michael Garland                               300,000(1)                 *
22 Park Crescent
London, United Kingdom W1B 1PE

All officers and directors as a group         300,000(1)                 *
(1 person)

*Less than 1%

(1)        Reflects options at an exercise price of $1.50 per share

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Neither our sole director and executive officer nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our common stock, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons, has any material interest, direct or indirect, in any transaction that we have entered into since our incorporation or any proposed transaction.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit
Number     Description

2.1 Plan and Agreement of Merger between the Registrant and Waterloo Ventures, Inc. (2)

3.1        Articles of Incorporation (1)

3.2        By-Laws (1)

10.1 Operating Agreement of Maverick Basin Exploration, LLC, dated June 23, 2004(2)

10.2 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated July 14, 2004(2)

10.3 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated July 28, 2004(2)

10.4 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated August 6, 2004(2)

10.5 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated October 12, 2004(2)

10.6 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated November 30, 2004(2)

10.7       RBE LLC Operating Agreement dated August 2, 2004(2)

10.8       Amendment to RBE LLC Operating Agreement, dated August 8, 2004(2)

10.9       Amendment to RBE LLC Operating Agreement, dated December 1, 2004(2)

10.10      Employment Agreement with Michael Garland dated July 27, 2004(2)

10.11 Warrant Certificate between the Registrant and AltaFin B.V. dated August 2, 2004(2)

10.12 Option Agreement between the Registrant and Michael Garland dated July 27, 2004(2)

10.13 Subscription Agreement between the Registrant and PHT Resendez Partners, L.P. dated October 5, 2004(2)

10.14 Warrant Certificate between the Registrant and Trident Growth Fund, L.P. dated July 31, 2004(2)

10.15 Interest Purchase Agreement between the Registrant and Ferrell RBE Holdings, LLC dated July 2004(2)

10.16 Interest Purchase Agreement between the Registrant and South Oil, Inc. dated July 2004(2)

10.17 Promissory Note between the Registrant and Trident Growth Fund, LP dated July 14, 2004(2)

10.18 Security Agreement between the Registrant and Trident Growth Fund, LP dated July 14, 2004(2)

10.19 Guaranty between the Registrant and Trident Growth Fund, LP dated July 14, 2004(2)

14.1       Code of Ethics(2)

31.1 Certification by principal executive officer and principal financial and accounting officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section
           302 of the Sarbanes - Oxley Act of 2002(2)

32.1 Certification by principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Incorporated by reference to our Registration Statement on Form SB-2 filed with the Commission on October 14, 2002.

(2) Filed herewith

(b) Reports on Form 8-K.

On August 12, 2004, we filed a Current Report on Form 8-K to report our purchase of a 74.25% Class A membership interest in Maverick Basin Exploration, LLC. We filed no other reports on Form 8-K during the quarter ended August 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional audit services performed by Malone & Bailey PC for the audit of our annual financial statements for August 31, 2004 and fees billed for other services rendered by Malone & Bailey PC in 2004, and professional audit services performed by Morgan & Co. for the audit of our annual financial statements for 2003 and fees billed for other services rendered by Morgan & Co. in 2003.

                                     2004          2003
                                     ----          ----
Audit Fees:                         $12,300       $3,885

Audit-Related Fees:                       0            0

Tax Fees:                                 0            0

All Other Fees:                           0            0
                                    -------       ------
Total:                              $12,300       $3,885
                                    =======       ======

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees."

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

AUDIT COMMITTEE PRE-APPROVAL PROCEDURES

Our Board of Directors serves as our audit committee. Our Board of Directors approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2003, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAVERICK OIL AND GAS, INC.




Date:  December 23, 2004                  /s/  Michael Garland
                                          ---------------------------------
                                               Michael Garland
                                               Chief Executive Officer and
                                               Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

SIGNATURE                       TITLE                              DATE

/s/ Michael Garland      Chief Executive Officer, Treasurer    December 23, 2004
--------------------     and Director (Principal Executive
Michael Garland          Officer and Principal Financial and
                         Treasurer)

                           MAVERICK OIL AND GAS, INC.
                          (A DEVELOPMENT STAGE ENTITY)






                        INDEX TO THE FINANCIAL STATEMENTS



Report of Malone & Bailey, PC                                             F-2

Report of Morgan & Company                                                F-3

Consolidated Balance Sheets                                               F-4

Consolidated Statements of Operations                                     F-5

Consolidated Statements of Stockholders' Equity                           F-6

Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                                F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   Maverick Oil and Gas, Inc.
   (formerly Waterloo Ventures, Inc.)
   (A Development Stage Company)
   Houston, Texas

We have audited the accompanying consolidated balance sheet of Maverick Oil and Gas, Inc., as of August 31, 2004 and the related consolidated statements of operations, changes in stockholders equity, and cash flows for the period from June 18, 2002 (Inception) through August 31, 2004. These financial statements are the responsibility of Maverick. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for the period June 18, 2002 (Inception) through August 31, 2003, which statements reflect total assets and revenues of $31,627 and $0. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders' equity, and cash flows for the period June 18, 2002 (Inception) through August 31, 2003, insofar as it relates to the amounts for prior periods through August 31, 2003, is based solely on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maverick Oil & Gas, Inc., as of August 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Maverick will continue as a going concern. As discussed in Note 2 to the financial statements, Maverick has minimal operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

December 8, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders
Maverick Oil and Gas, Inc.
(formerly Waterloo Ventures Inc.)
(A Development Stage Company)

We have audited the balance sheet of Maverick Oil and Gas, Inc. (a development stage company) as at August 31, 2003, and the statements of loss, cash flows, and shareholders' equity for the year ended August 31, 2003, and for the cumulative period from June 18, 2002 (date of inception) to August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2003 and 2002, and the results of its operations and cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred a net loss of $48,573 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Morgan & Company
Vancouver, B.C.                              "Morgan & Company"
October 29, 2003                            Chartered Accountants

                           MAVERICK OIL AND GAS, INC.
                       (formerly Waterloo Ventures, Inc.)
                          (A DEVELOPMENT STAGE ENTITY)
                           Consolidated Balance Sheets



                                                      ASSETS
                                                                                              August 31,
                                                                            ---------------------------------------------
                                                                                    2004                    2003
                                                                            ----------------------   --------------------
Current Assets
   Cash and cash equivalents                                                $          596,748       $         31,627
   Unamortized loan costs                                                              102,812                      -
                                                                            ----------------------   --------------------

Total Current Assets                                                                   699,560                 31,627

Undeveloped oil and gas interests, using successful efforts                          2,529,835                      -
Leasehold acquisition option                                                         1,000,000                      -
                                                                            ----------------------   --------------------

                                                                            $        4,229,395       $         31,627
                                                                            ======================   ====================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                    $          100,987       $          1,700
   Payables for oil and gas interests                                                  400,000                      -
   Notes payable                                                                     1,859,000                      -
                                                                            ----------------------   --------------------

Total Current Liabilities                                                            2,359,987                  1,700
                                                                            ----------------------   --------------------

Commitments and Contingencies

Minority Interest                                                                       95,212                      -

Stockholders' Equity
   Preferred stock, $.001 par value authorized 10,000,000 shares; none
      issued and outstanding as of August 31, 2004 and 2003                                  -                      -
   Common stock, $.001 par value; authorized 100,000,000 shares;
      60,520,000 and 58,520,000 shares issued and outstanding at
      2004 and 2003, respectively                                                       60,520                 58,520
   Additional paid-in capital                                                        1,917,980                 19,980
   Deficit accumulated during development stage                                       (204,304)               (48,573)
                                                                            ----------------------   --------------------

Total Stockholders' Equity                                                           1,774,196                 29,927
                                                                            ----------------------   --------------------

                                                                            $        4,229,395       $         31,627
                                                                            ======================   ====================




                   See accompanying summary of accounting policies and notes to financial statements.

                           MAVERICK OIL AND GAS, INC.
                       (formerly Waterloo Ventures, Inc.)
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Operations




                                                                               For the Years                June 18, 2002
                                                                              Ended August 31,              (Inception) to
                                                                   ---------------------------------------     August 31,
                                                                          2004                2003               2004
                                                                   ------------------- ------------------- --------------------

Revenues                                                               $      -             $     -            $      -
                                                                   ------------------- ------------------- --------------------
Operating expenses
   Exploration expenses                                                      7,038               5,000              14,538
   Mineral property option                                                   1,000                   -               8,500
   General and administrative                                              152,481              23,444             186,054
                                                                   ------------------- ------------------- --------------------

Total operating expenses                                                   160,519              28,444             209,092
                                                                   ------------------- ------------------- --------------------

Loss from operations before minority interest                             (160,519)            (28,444)           (209,092)
                                                                   ------------------- ------------------- --------------------

Minority interest                                                            4,788                   -               4,788
                                                                   ------------------- ------------------- --------------------

Net loss to common stockholders                                        $  (155,731)         $  (28,444)         $
                                                                   =================== ==================== ===================

Basic and diluted loss per common share                                $     (0.00)         $    (0.00)
                                                                   =================== ===================

Basic and diluted weighted average common shares outstanding            58,678,904          58,520,000
                                                                   =================== ===================



                See accompanying summary of accounting policies and notes to financial statements.

                           MAVERICK OIL AND GAS, INC.
                       (formerly Waterloo Ventures, Inc.)
                          (A DEVELOPMENT STAGE ENTITY)
                 Consolidated Statement of Stockholders' Equity


                                                                                                 Deficit
                                                                                               Accumulated
                                                      Common Stock            Additional       During the          Total
                                              ------------------------------   Paid-In         Development     Stockholders'
                                                  Shares         Amount        Capital            Stage           Equity
                                              ------------- ---------------- -------------  ----------------- ---------------

Balance, June 18, 2002                                   -        $    -        $     -           $      -       $     -

Common stock issued for cash,
  June 2002                                     22,000,000        22,000       (21,000)                  -          1,000
  July 2002                                     22,000,000        22,000       (12,000)                  -         10,000
  August 2002                                   14,300,000        14,300         50,700                  -         65,000
  August 2002                                      220,000           220          2,280                  -          2,500

Net Loss                                                 -             -              -           (20,129)        (20,129)
                                              ------------  ------------   ------------      ------------     -------------

Balance at August 31, 2002                      58,520,000        58,520         19,980           (20,129)          58,371

Net Loss                                                 -             -              -           (28,444)        (28,444)
                                              ------------  ------------   ------------      ------------     -------------

Balance at August 31, 2003                      58,520,000        58,520         19,980           (48,573)         29,927

Issuance of common stock for cash at
  $1.00 per share during August 2004,
  net of offering costs                          2,000,000         2,000      1,898,000                  -      1,900,000

Net Loss                                                 -             -              -          (155,731)       (155,731)
                                              ------------  ------------   ------------      ------------     -------------

Balance at August 31, 2004                      60,520,000      $ 60,520     $1,917,980        $ (204,304)     $1,774,196
                                              ============  ============   ============      ============     =============




                   See accompanying summary of accounting policies and notes to financial statements.

                           MAVERICK OIL AND GAS, INC.
                       (formerly Waterloo Ventures, Inc.)
                          (A DEVELOPMENT STAGE ENTITY)
                      Consolidated Statements of Cash Flows


                                                                               For the Years                   June 18, 2002
                                                                             Ended August 31,                  (Inception) to
                                                                 ------------------------------------------      August 31,
                                                                        2004                  2003                  2004
                                                                 -------------------- --------------------- ----------------------

Cash Flows from Operating Activities
    Net loss                                                          $  (155,731)          $   (28,444)          $   (204,304)
    Adjustments to reconcile net loss to
       net cash used in operating activities
        Minority interest                                                  95,212                     -                 95,212
        Amortization of note payable discount and loan costs               14,688                     -                 14,688
    Changes in assets and liabilities
        Prepaid expenses                                                                          2,500                (10,316)
        Accounts payable and accrued expenses                              90,796                   700                102,812
                                                                 -------------------  ------------------   -------------------

Net Cash Used in Operating Activities                                      44,965               (25,244)                (1,908)
                                                                 -------------------  ------------------   -------------------

Cash Flows from Investing Activities
    Purchase of oil and gas interests                                  (3,121,344)                     -            (3,121,344)
                                                                 -------------------  ------------------   -------------------

Net Cash Used in Investing Activities                                  (3,121,344)                     -            (3,121,344)
                                                                 -------------------  ------------------   -------------------

Cash Flows from Financing Activities
    Issuance of debt                                                    1,951,500                     -              1,951,500
    Repayment of debt                                                    (210,000)                    -               (210,000)
    Issuance of common stock, net issuance costs                        1,900,000                     -              1,978,500
                                                                 -------------------  ------------------   -------------------

Net Cash Provided by Financing Activities                               3,641,500                     -              3,720,000
                                                                 -------------------  ------------------   -------------------

Net Increase in Cash and Cash Equivalents                                 565,121               (25,244)               596,748

Cash and Cash Equivalents, Beginning of Period                             31,627                56,871                      -
                                                                 -------------------  ------------------   -------------------

Cash and Cash Equivalents, End of Period                               $  596,748            $   31,627           $    596,748
                                                                 ===================  ==================   ====================



                See accompanying summary of accounting policies and notes to financial statements


                           Maverick Oil and Gas, Inc.
                       (formerly Waterloo Ventures, Inc.)
                          (A Development Stage Entity)
                   Notes to Consolidated Financial Statements


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

Waterloo Ventures, Inc. ("Waterloo") was incorporated in Nevada on June 18, 2002 and was an inactive, publicly-quoted company in 2004. On June 23, 2004, a wholly owned subsidiary was incorporated in the state of Nevada named "Maverick Oil and Gas, Inc." On June 28, 2004, Waterloo was merged into that wholly owned subsidiary and changed its name to "Maverick Oil and Gas, Inc." ("Maverick").

On April 1, 2004, Maverick experienced a change in management when all of its directors and officers resigned from their positions and a new officer and director was appointed. In April 2004, Maverick's new management implemented a new business plan and became engaged in the business of acquiring, exploring, and developing natural gas and oil properties.

Maverick is generally not involved as the operator of the projects in which it participates. Instead, Maverick relies on third parties for drilling, delivering any gas or oil reserves that are discovered, and assisting in the negotiation of all sales contracts with such purchasing parties. With the assistance of such third parties, Maverick plans to explore and develop these prospects and sell on the open market any gas or oil that is discovered. Maverick does not own any drilling rigs, and all of the drilling activities are conducted by independent drilling contractors. Maverick's properties are primarily located in Texas.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Maverick Oil and Gas, Inc. and its two majority owned subsidiaries, Maverick Basin Exploration, LLC (74.25%), a Delaware limited liability company formed in June 2004 and RBE, LLC (50%), a Delaware limited liability company formed in August 2004. All significant intercompany accounts and transactions have been eliminated.

Oil and Gas Accounting

Maverick uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on Maverick's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated residual salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Upon the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

Upon the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Stock-Based Compensation Arrangements

Maverick applies the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB")

Opinion No. 25, "Accounting For Stock Issued To Employees," and related interpretations, in accounting for its stock-based grants to employees. Under the intrinsic value method of accounting, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Maverick applies the disclosure provisions specified in SFAS No. 148, "Accounting For Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123," The Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," in accounting for stock-based grants to non-employees.

Maverick follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, Maverick has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the years ended August 31, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, Maverick's net loss and net loss per share would have been:


                                                                                2004                     2003
                                                                         -------------------     ---------------------

        Net income (loss), as reported                                        $ (155,731)               $  (28,444)
        Add:  Stock-based employee compensation expense included
             in reported net income determined under APB No. 25,
             net of related tax effects                                                -                         -
        Deduct:  Total stock-based employee compensation expense
            determined under fair-value-based method for all awards,
            net of related tax effects                                           (5,666)                         -
                                                                         -------------------     ---------------------

        Pro forma net income (loss)                                           $ (161,397)               $  (28,444)
                                                                         -------------------     ---------------------

        Earnings per share:
             Basic - as reported                                               $   (0.00)                $   (0.00)
             Basic - pro forma                                                 $   (0.00)                $   (0.00)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be issued in future years. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing model. The following summarizes the weighted average of the assumptions used in the model.

                                                                                2004                    2003
                                                                         --------------------     ------------------
            Risk free rate                                                      3.23%                    N/A
            Expected years until exercise                                        3.0                     N/A
            Expected stock volatility                                           100%                     N/A
            Dividend yield                                                       N/A                     N/A
                                                                         ====================     ==================


Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents


Cash and cash equivalents include cash on hand and investments in money market funds. Maverick considers all highly-liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents.

Credit Risk

Financial instruments that potentially subject Maverick to concentrations of credit risk consist principally of cash deposits at financial institutions. To mitigate this risk, Maverick places its cash deposits only with high credit quality institutions. At various times during the year, Maverick may exceed the federally insured limits. Management believes the risk of loss is minimal.

Capitalized Interest

Maverick's policy is to capitalize interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. There was capitalized interest of $29,836 and $0 as of August 31, 2004 and 2003.

Income Taxes

Income taxes are recorded in the period in which the related transactions are recognized in the financial statements, net of the valuation allowances which have been recorded against deferred tax assets. Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis and the financial reporting of assets and liabilities. Net deferred tax assets and liabilities, relating primarily to federal and state net operating loss carryforwards that have been deferred for tax purposes, have been offset by a valuation reserve because management has determined that it is more likely than not the deferred tax assets will not be realized.

Reclassifications

Certain reclassifications have been made to conform the prior year's data to the current presentation. These reclassifications had no effect on reported earnings.

Recent Accounting Pronouncements

Maverick does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $204,304 for the period from June 18, 2002 (inception) to August 31, 2004, and has no sales. Additionally, the Company will need significant funds to meet its cash calls on its various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural gas and oil products under its interests and to acquire additional properties. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas properties. Management has plans to seek additional capital through a financing transaction involving the sale of debt and/or equity securities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence or fails to generate projected revenues. The Company will be required to raise funds through additional offerings of its securities in order to have the funds necessary to complete the development of its current projects and continue its operations.


NOTE 3 - UNDEVELOPED OIL AND GAS INTERESTS

On July 28, 2004, Maverick acquired a 74.25% Class A membership interest in MBE, a Delaware limited liability company. MBE has three classes of ownership interest: Class A, Class B, and Class C. Maverick acquired all of the Class A interests for the assumption of an obligation to make capital contributions totaling $4 million to MBE. As the sole Class A member, Maverick's interest represents an initial interest of 74.25%. Maverick's first capital contribution of $500,000 was made in August 2004. Additional payments of $625,000 have subsequently been made and a balance of $2,875,000 is due on or before January 31, 2005.

The MBE operating agreement provides that cash distributions by MBE are to be made in the following order of priority:

o to any members, as required to pay taxes on that member's share of profits for any taxable year;

o then, to the Class A members until the aggregate distribution made to the Class A members equals $1,500,000;

o then, to the Class A members and to the Class B members until the aggregate distributions made to the Class A members equal 100% of the capital contributions made by the Class A members; and

o then, 63.75% to the Class A members, 21.25% to the Class B members, and 15% to the Class C members.


On July 15, 2004, MBE entered into an exploration agreement with Blue Star Oil & Gas, LTD ("Blue Star"). The agreement covers 10,240 acres of land in Maverick County, Texas ("prospect area"). The agreement calls for the drilling of four obligatory wells for which MBE is responsible for 100% of the costs associated with the completion of the first two wells. Once the wells start to produce, both MBE and Blue Star shall split the production costs and revenue at 50% each. The third and fourth wells will be drilled, provided that Blue Star and MBE share in the drilling costs at 50% each. Any revenues that are generated from the first two wells are to be applied to MBE's corresponding costs before being proportionately split.

On June 27, 2004, MBE purchased the right to participate in the Blue Star operating agreement described above. A $500,000 assignment fee was recorded on the books as of August 31, 2004, for which only $100,000 has been paid. In addition to the $500,000 fee, the assignor is to receive, at payout, a 25% backin working interest.

In August 2004, Maverick funded $2,000,000 of the estimated $4,000,000 total cost of the first two wells.

Maverick's investments and activity in oil and gas activities which consisted of the following at November 30, 2004:

                                                          Total Cost of
                                                           Oil and Gas
                                                            Properties
                                                       ---------------------

Unproved properties acquisition costs                   $      2,500,000
Capitalized interest                                              29,835
                                                       ---------------------

Net                                                     $      2,529,835
                                                       =====================


NOTE 4 - LEASEHOLD ACQUISITION OPTION

On August 8, 2004 Maverick acquired a 50% membership interest in RBE, LLC ("RBE"), a newly formed Delaware limited liability company, which was formed to explore for oil and gas in the Barnett Shale area of North Texas. Maverick acquired its interest in RBE from Ferrell RBE Holdings, LLC ("Ferrell RBE") in consideration for a total payment of $2 million, of which $1 million was paid in respect of the purchase price of the interest and the balance represents Maverick's assumption of Ferrell RBE's obligation to make a $1 million capital contribution to RBE. Of this amount, $400,000 was paid in November 2004 and the balance of $600,000 is due on January 31, 2005.

RBE has two separate classes of ownership interest, Class A and Class B, with each Class owning 50% of RBE.

The RBE operating agreement provides that cash distributions by RBE are to be made first to the Class A members until the aggregate distributions made to the Class A members equals $1,000,000 and then to the Class A and Class B members in the proportion to their ownership interests.


NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at August 31:

                                                                   2004                      2003
                                                           ---------------------     ---------------------

  12% Senior secured note                                        $ 1,850,000                  $      -
  Other notes payable                                                  9,000                         -
                                                           ---------------------     ---------------------
                                                                 $ 1,859,000                  $      -
                                                           =====================     =====================

12% Senior secured note


On July 14, 2004, MBE entered into a $2,050,000 12% senior secured note obligation with Trident Growth Fund, L.P. ("Trident"). The note is due on July 31, 2005 and bears interest at 12% per annum. The note is secured by all the assets of MBE. Loan costs of $117,500 were deducted from the proceeds of the note. Interest payments are due on the last day of each month with principal payments to be made at the discretion of MBE with full payment due by July 31, 2005. To induce Trident into making the loan to MBE, Maverick issued 200,000 warrants to purchase its common stock at an exercise price of $1 per share. The warrants, fully vested, expire in 10 years

Other notes payable

Maverick borrowed $19,000 during June, July and August 2004 totaling $19,000, with $10,000 in payments made on these 4 notes, leaving a net balance due of $9,000 as of August 31, 2004.



NOTE 6 - INCOME TAXES

Income taxes are not due since Maverick has had losses since inception. As of August 31, 2004, Maverick had approximately $160,000 in net operating losses, which expire in 2024. Net losses accruing prior to their change in control occurring April 2004 were eliminated under Internal Revenue Code Section 382.

The components of deferred taxes are as follows:


                                                                   2004                      2003
                                                           ---------------------     ---------------------
Deferred tax assets
  Net operating loss carryforwards                                  $ 54,400                  $      0
Less:  valuation allowance                                           (54,400)                (       0)
                                                           ---------------------     ---------------------
Net deferred tax assets                                             $      0                  $      0
                                                           =====================     =====================


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is subject to cash calls related to its various investments in oil and gas prospects.


NOTE 8 - STOCKHOLDER'S EQUITY

On June 28, 2004, the number of outstanding shares of common stock were split twenty-two-for-one. All share and per share amounts in the financial statements reflect the stock split.

On June 24, 2002, Maverick issued 22,000,000 common shares to its directors for $1,000.

On July 31, 2002, Maverick sold 22,000,000 common shares for $10,000.

On August 1, 2002, Maverick sold 14,300,000 common shares for $65,000.

On August 31, 2002, Maverick sold 220,000 common shares for $2,500.

On August 2, 2004, Maverick sold 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares in a private placement for $1 per share, net of $100,000 in related offering costs.

NOTE 9 - STOCK WARRANTS AND OPTIONS

Stock Warrants

Maverick had the following outstanding common stock warrants to purchase its securities at August 31:



                                           2004                                  2003
                            ---------------------------------    ----------------------------------

                               Number of       Exercise Price       Number of        Exercise Price
Description of Series       Warrants issued       Per Share      Warrants issued       Per Share
-----------------------     ---------------    --------------    ---------------     --------------

Expire August 2007             1,000,000         $   2.00                 -                   -
Expire July 2014                 200,000         $   1.00                 -                   -
                            ---------------    --------------    ---------------     --------------

Common Stock                   1,200,000                                  -
                            ==============                       ===============


Stock Options

The following tables summarize Maverick's stock option activity and related information during 2004 and 2003:

                                                      Number of              Weighted-Average
                                                       Shares                Exercise Price
                                                 --------------------     ----------------------

       Balance at August 31, 2002 and 2003:                     -                 $        -
       Granted                                            300,000                 $     1.50
       Expired                                                  -                          -
                                                 --------------------     ----------------------
       Balance at August 31, 2004                         300,000                 $     1.50
                                                 ====================     ======================



                                         OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                   ------------------------------------------------------------        ------------------------------------
                       Number of               Weighted              Weighted                Number            Weighted
  Range of         Outstanding Shares          Average               Average             Exercisable at         Average
  Exercise           at August 31,            Remaining              Exercise              August 31,          Exercise
   Prices                 2004              Contract Life             Price                   2004               Price
--------------     -------------------    ------------------    ---------------        ------------------    --------------

$     1.50            300,000                    2.9                $  1.50                  300,000             $ 1.50


NOTE 10 - SUBSEQUENT EVENTS

On October 4, 2004, RBE, LLC completed an acquisition of acreage in the Barnett Shale from an unrelated third party through a membership subscription arrangement whereas RBE Holdings, LLC agreed to assign its right to the acreage in exchange for a 40% membership interest in RBE, LLC. RBE, LLC acquired a working interest of between 50% and 100% of a series of oil and gas leases located on approximately 12,082 acres of land in Wise County, Texas, resulting in a net working interest on approximately 7,042 acres in the Barnett Shale. The interests acquired are subject to a 25% royalty.

During October 2004, Maverick agreed to purchase a 9.9% partnership interest in PHT Resendez, L.P. in exchange for a capital contribution of $500,000, which has not been paid as of December 2, 2004. PHT Resendez, L.P. was formed to purchase leasehold interests in certain oil and gas prospects on 1,248.2 acres located in Zapata County, Texas.

On October 12, 2004, MBE borrowed $300,000 in exchange for a 3% promissory note payable on demand to FEQ Gas, LLC.

On October 29, 2004, MBE borrowed $300,000 in exchange for a 3% promissory note payable on demand to South Oil, Inc.

During September, October and November 2004, the Company paid a total of $625,000 to MBE as partial payments of its committed funding.

On November 18, 2004, Maverick borrowed $1,000,000 in exchange for a convertible note payable to DDH Resources II, Limited ("DDH"). The convertible note is due at the earliest of six months or when Maverick completes an equity raise of at least $5,000,000. Interest accrues at 12% per annum. At maturity date or at the option of the lender, the note and accrued interest shall be convertible into shares of common stock at a conversion rate of $1.10. To induce DDH into making the loan, Maverick issued 500,000 warrants exercisable for 3 years at $2.00.

NOTE 11 -  SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for 2004 and 2003 were as follows:

                                                       2004          2003
                                                   ------------  ------------

       Interest (all of which was capitalized)     $     21,344  $         -
                                                   ============  ============

       Income taxes, net                           $         -   $         -
                                                   ============  ============

                                  EXHIBIT INDEX
Exhibit
Number     Description

2.1 Plan and Agreement of Merger between the Registrant and Waterloo Ventures, Inc. (2)

3.1        Articles of Incorporation (1)

3.2        By-Laws (1)

10.1 Operating Agreement of Maverick Basin Exploration, LLC, dated June 23, 2004(2)

10.2 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated July 14, 2004(2)

10.3 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated July 28, 2004(2)

10.4 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated August 6, 2004(2)

10.5 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated October 12, 2004(2)

10.6 Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated November 30, 2004(2)

10.7       RBE LLC Operating Agreement dated August 2, 2004(2)

10.8       Amendment to RBE LLC Operating Agreement, dated August 8, 2004(2)

10.9       Amendment to RBE LLC Operating Agreement, dated December 1, 2004(2)

10.10      Employment Agreement with Michael Garland dated July 27, 2004(2)

10.11 Warrant Certificate between the Registrant and AltaFin B.V. dated August 2, 2004(2)

10.12 Option Agreement between the Registrant and Michael Garland dated July 27, 2004(2)

10.13 Subscription Agreement between the Registrant and PHT Resendez Partners, L.P. dated October 5, 2004(2)

10.14 Warrant Certificate between the Registrant and Trident Growth Fund, L.P. dated July 31, 2004(2)

10.15 Interest Purchase Agreement between the Registrant and Ferrell RBE Holdings, LLC dated July 2004(2)

10.16 Interest Purchase Agreement between the Registrant and South Oil, Inc. dated July 2004(2)

10.17 Promissory Note between the Registrant and Trident Growth Fund, LP dated July 14, 2004(2)

10.18 Security Agreement between the Registrant and Trident Growth Fund, LP dated July 14, 2004(2)

10.19 Guaranty between the Registrant and Trident Growth Fund, LP dated July 14, 2004(2)

14.1       Code of Ethics(2)

31.1 Certification by principal executive officer and principal financial and accounting officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section
           302 of the Sarbanes - Oxley Act of 2002(2)

32.1 Certification by principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Incorporated by reference to our Registration Statement on Form SB-2 filed with the Commission on October 14, 2002.

(2) Filed herewith

(b) Reports on Form 8-K.