Form 10QSB
period 2004-11-30
MAVERICK OIL & GAS, INC.
filed 2005-01-14
CIK 1193159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number: 333-100318

MAVERICK OIL AND GAS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0377027
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification No.)

22 Park Crescent
London, United Kingdom W1B 1PE
(Address of Principal Executive Offices)

44-207-636-7386
(Issuer’s Telephone Number, including Area Code)

N/A
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 62,520,000 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of January 13, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
Consolidated Balance Sheets

ASSETS

	November 30, 2004	August 31, 2004
	(unaudited)	(audited)
Current Assets
Cash	$802,164	$596,748
Unamortized loan costs	73,436	102,812

Total Current Assets	875,600	699,560
Undeveloped oil and gas interests, using successful efforts	4,181,698	2,529,835
Leasehold acquisition option	1,000,000	1,000,000

	$6,057,298	$4,229,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$916,556	$500,987
Notes payable	2,451,000	1,859,000
Convertible debenture	183,991	--

Total Current Liabilities	3,551,547	2,359,987

Commitments and Contingencies
Minority Interest	86,099	95,212
Stockholders’ Equity
Preferred stock, $.001 par value authorized 10,000,000 shares; none issued and outstanding	--	--
Common stock, $.001 par value; authorized 100,000,000 shares; 60,520,000 shares issued and outstanding	60,520	60,520
Additional paid-in capital	2,808,172	1,917,980
Deficit accumulated during development stage	(449,040)	(204,304)

Total Stockholders’ Equity	2,419,652	1,774,196

	$6,057,298	$4,229,395

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
Consolidated Statements of Operations
(unaudited)

	Three months ended November 30,		June 18, 2002 (Inception) to November 30,
	2004	2003	2004
Revenues	$--	$--	$--

Expenses
Exploration expenses	14,725	5,100	29,263
Mineral property option	--	1,000	8,500
General and administrative	239,124	6,717	425,178

Total expenses	253,849	12,817	462,941

Loss before minority interest	(253,849)	(12,817)	(462,941)
Minority interest	9,113	--	13,901

Net loss to common stockholders	$(244,736)	$(12,817)	$(449,040)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	60,520,000	58,520,000

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
Consolidated Statement of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance, June 18, 2002	--	$--	$--	$--	$--
Common stock issued for cash,
June 2002	22,000,000	22,000	(21,000)	--	1,000
July 2002	22,000,000	22,000	(12,000)	--	10,000
August 2002	14,300,000	14,300	50,700	--	65,000
August 2002	220,000	220	2,280	--	2,500
Net Loss	--	--	--	(20,129)	(20,129)

Balance at August 31, 2002	58,520,000	58,520	19,980	(20,129)	58,371
Net Loss	--	--	--	(28,444)	(28,444)

Balance at August 31, 2003	58,520,000	58,520	19,980	(48,573)	29,927
Issuance of common stock for cash at $1.00 per share during August 2004, net of offering costs	2,000,000	2,000	1,898,000	--	1,900,000
Net Loss	--	--	--	(155,731)	(155,731)

Balance at August 31, 2004 (audited)	60,520,000	60,520	1,917,980	(204,304)	1,774,196
Beneficial conversion feature of convertible debenture -- November 2004	--	--	890,192	--	890,192
Net Loss	--	--	--	(244,736)	(244,736)

Balance at November 30, 2004 (unaudited)	60,520,000	$60,520	$2,808,172	$(449,040)	$2,419,652

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended November 30,
	2004	2003	June 18, 2002 (Inception) to November 30, 2004
Cash Flows from Operating Activities
Net loss	$(244,736)	$(12,817)	$(449,040)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest	(9,113)	--	86,099
Amortization of note payable discount and loan costs	103,561	--	118,249
Changes in assets and liabilities
Prepaid expenses	--	--	(10,316)
Accounts payable and accrued expenses	(9,669)	3,297	93,143

Net Cash Provided by (Used in) Operating Activities	(159,957)	(9,520)	(161,865)

Cash Flows from Investing Activities
Purchase of oil and gas interests	(1,226,627)	--	(4,347,971)

Cash Flows from Financing Activities
Issuance of debt	1,600,000	--	3,551,500
Repayment of debt	(8,000)	--	(218,000)
Issuance of common stock, net issuance costs	--	--	1,978,500

Net Cash Provided by Financing Activities	1,592,000	--	5,312,000

Net Increase (Decrease) in Cash	205,416	(9,520)	802,164
Cash, Beginning of Period	596,748	31,627	--

Cash, End of Period	$802,164	$22,107	$802,164

NOTE 1 -- BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Maverick Oil and Gas, Inc. ( “Maverick”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Maverick believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ( “US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Maverick’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2005.

Maverick follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, Maverick has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three months ended November 30, 2004 and 2003 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, Maverick’s net loss and net loss per share would have been:

	Three months ended November 30,
	2004	2003
Net income (loss), as reported	$(244,736)	$(12,817)
Add: Stock-based employee compensation expense included in reported net income determined under APB No. 25, net of related tax effects	--	--
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	--	--
Pro forma net income (loss)	$(244,736)	$(12,817)
Earnings per share:
Basic -- as reported	$(0.00)	$(0.00)
Basic -- pro forma	$(0.00)	$(0.00)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN CURRENT YEAR

Equity Method

Under the guidance of Emerging Issues Task Force D-46, “Accounting for Limited Partnership Investments” Maverick uses the equity method to account for all of its limited partnership and membership interests that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the equity method of accounting, Maverick’s proportionate share of the investees’ net income or loss is included in “Loss from limited partnerships” in the condensed consolidated statements of operations. Any excess investment is evaluated each reporting period for impairment.

NOTE 3 -- UNDEVELOPED OIL AND GAS INTERESTS

Oil and gas properties consisted of the following at November 30, 2004:

Total Cost of Oil and Gas Properties
Unproved properties acquisition costs	$2,500,000
Drilling in progress	1,584,366
Capitalized interest	97,332

Net	$4,181,698

NOTE 4 -- INVESTMENT IN LIMITED PARTNERSHIP

PHT Resendez, L.P.

On October 5, 2004, Maverick agreed to purchase a 9.9% interest of PHT Resendez, L.P. ( “PHT Resendez”), a Delaware limited partnership, in exchange for a capital contribution of $500,000, which has yet to be funded. PHT Resendez was formed to purchase leasehold interests in certain oil and gas prospects on 1,248.2 acres located in Zapata County, Texas.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed first to all limited partners to the extent of their unreturned capital balances until all unreturned capital balances have been returned and then 75% to the limited partners in proportion to their respective percentage interests and 25% to PHT Gas, LLC.

NOTE 5 -- NOTES PAYABLE

3% unsecured demand notes

On October 12, 2004, MBE borrowed $300,000 pursuant to a 3% unsecured demand note payable.

On October 29, 2004, MBE borrowed $300,000 pursuant to a 3% unsecured demand note payable.

NOTE 6 -- CONVERTIBLE DEBENTURE

On November 18, 2004, Maverick borrowed $1,000,000 pursuant to a convertible note agreement with DDH Resources II, Limited ( “DDH”). The convertible note is due at the earliest of six months or when Maverick completes an equity raise of at least $5,000,000. Interest accrues at 12% per annum. At maturity date or at the option of the lender, the note and accrued interest shall be convertible into shares of common stock at a conversion rate of $1.10. To induce DDH into making the loan, Maverick issued 500,000 warrants exercisable for 3 years at $2.00. Based on the conversion rate of $1.10, Maverick has recorded a beneficial conversion feature on the note in the amount of $626,914 which was recorded as a note discount. In addition, Maverick valued the warrants, via the Black-Scholes method, and an additional $263,278 discount on the note was recorded. This discount is being amortized over the life of the loan. As of November 30, 2004, Maverick amortized $74,183 of the discount.

NOTE 7 -- STOCKHOLDER’S EQUITY

As disclosed in Note 6, Maverick issued 500,000 warrants, exercisable for 3 years, to purchase its common stock at $2.00.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we or any of our subsidiaries are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

Item 2. Management’s Discussion and Analysis or Plan of Operations.
Overview

We are an independent energy company, engaged in the acquisition, development and production of oil and natural gas reserves. Our operations are focused on the identification and evaluation of prospective oil and gas properties, and the contribution of capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects directly and indirectly as equity participants in limited partnerships and limited liability companies. Our business model generally focuses on drilling lower risk prospects involving shallow development wells often within mature fields with production history and through recompletions and workovers of existing wells. By doing so, we believe we can maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts and capitalize on the experience of our management team and consultants. Our three initial projects are located in Texas. However, with the recent appointment of Michael Garland as our Chief Executive Officer, and in recognition of his global oil and gas experience, we may look to acquire interests in projects in other parts of the world.

We were incorporated under the laws of the State of Nevada on June 18, 2002 as Waterloo Ventures Inc. ( “Waterloo”). From our inception through April 2004, we were engaged in the acquisition and exploration of mineral properties. We actively maintained an option to acquire an interest in the “East Red Rock” mineral claim in Ontario, Canada until April 2004, when, in conjunction with a change of control, we elected to suspend all further payments and exploration work needed to maintain the claim in good standing. Accordingly, as of April 2004, we suspended all mineral exploration activities, commenced our oil and gas business, and, by virtue of a merger with a wholly owned subsidiary, changed our name to Maverick Oil and Gas, Inc. Our principal offices are located at 22 Park Crescent, London, United

Kingdom W1B 1PE. Our telephone number is 44-207-636-7386. Unless the context otherwise requires, references to the “Company,” “Maverick,” “we,” “us” or “our,” mean Maverick Oil and Gas, Inc.

Business Strategy

We seek to create shareholder value by building oil, gas and mineral reserves, production revenues and operating cash flow. This strategy consists of three distinct components. First, the development of reserves and realization of revenue through the exploration and development of our existing oil and gas prospects in Texas. Our objective is to acquire and develop properties with the following general characteristics:

• Locations within or close to areas with an established production history and infrastructure;

• Multiple productive sands and reservoirs;

• Low current production levels with significant identified proven and potential reserve opportunities.

Second, provided we have sufficient capital resources, we intend to make selective acquisitions of additional oil and gas properties both offshore and onshore in Texas, in other traditional oil and gas producing states in the southwestern United States, and in traditional oil and gas producing regions throughout the world. To date, we have chosen to focus our acquisition, exploitation, and development activities primarily in Texas. This region is characterized by long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, strong natural gas prices, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and virtually no federal land or land access impediments.

Third, we may at any time or times, sell all or part of our current or future interests in projects if we believe a sale will realize for us immediate capital, provide us with additional liquidity or limit or eliminate future risk associated with such projects. As of the date of this report, none of our projects have any wells producing oil or gas in commercial quantities.

We will continue to rely on third parties for substantially all operational activities. This includes the identification and leasing of oil and gas properties, reserve assessment analysis and engineering services (in connection with the exploration and development of our prospects) and the drilling for, and delivery of, gas or oil that may be discovered. Our business model has been designed to exploit the opportunities currently available to small independent companies in the oil and gas industry.

Our ability to generate future revenues and operating cash flow is dependent on the successful development of our existing and any future projects, the volume and timing of any production, our ability to acquire and dispose of our prospects, as well as commodity prices for oil, gas and minerals. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. We may increase or decrease our planned activities for 2005, depending upon drilling results, product prices, the availability of capital resources, and other factors affecting the economic viability of such activities. We do not attempt to forecast our potential success rate on exploratory drilling.

Successful execution of this strategy depends on our ability to identify and acquire oil, gas and mineral reserves on a cost-effective basis and thereafter, to either develop or sell properties in which we have an interest. We believe that effective reserve assessment analysis, engineering and surveying of potential prospects in a timely and cost-efficient basis and the ability to generate capital, either from operations or sales of our debt or equity securities are the most important factors to successfully execute our plan.

We are in the development stage, have limited cash resources, have current liabilities that substantially exceed our current assets and have incurred substantial losses since inception. We will need significant funds during the next twelve months to meet cash calls on our interests in oil and gas prospects and to acquire additional properties. Due to these and other factors, our independent auditors have included an explanatory paragraph in their opinion for the year ended August 31, 2004 as to the substantial doubt about our ability to continue as a going concern. In order to continue operations, we must continue to raise the capital necessary to fund existing and new opportunities and our long-term viability and growth will ultimately depend upon acquiring interests in successful projects, as to which there can be no assurances.

Our Current Projects
Maverick Basin

On July 28, 2004, we acquired a 74.25% Class A membership interest in Maverick Basin Exploration, LLC, a Delaware limited liability company ( “MBE”). MBE is a newly formed oil and gas exploration and production company that has entered into an exploration and joint operating agreement with Blue Star Operating, Inc., an oil and gas exploration and production company based in Dallas, Texas ( “Blue Star”). This operating agreement gives MBE the right to drill four wells on a 10,240-acre parcel in the Maverick Basin in Texas, which is located adjacent to the Gulf of Mexico. The operating agreement requires MBE to advance the drilling costs for the first two wells while the drilling costs for the second two wells are to be shared proportionately. Any revenues that are generated from the first two wells are to be applied to MBE’s costs before being proportionately split. Within three months of fulfilling its obligations with respect to the first parcel, MBE can exercise an option to a second 10,240-acre parcel on the same terms. Part of the acquisition cost for the right to enter into the Blue Star operating agreement required MBE to assign, at payout, a 25% back end working interest to a third party.

MBE has three classes of ownership interest: Class A, Class B, and Class C. We acquired all of the Class A interests in August 2004 from a third party for the assumption of an obligation to make capital contributions totaling $4 million to MBE. As the sole Class A member, our interest represents an initial interest of 74.25% Our first capital contribution of $500,000 was made in August, 2004. Additional payments of $625,000 were made during the first quarter of fiscal 2005 and a balance of $2.875 million is due on or before January 31, 2005.

The MBE operating agreement provides that cash distributions by MBE are to be made in the following order of priority:

• to any members, as required to pay taxes on that member’s share of profits for any taxable year;

• then, to the Class A members until the aggregate distribution made to the Class A members equals $1,500,000;

• then, to the Class A members and to the Class B members until the aggregate distributions made to the Class A members equal 100% of the capital contributions made by the Class A members; and then, 63.75% to the Class A members, 21.25% to the Class B members, and 15% to the Class C members.

During the first quarter of fiscal 2005, MBE commenced drilling operations on the first two wells. The first well has been drilled and shut-in while awaiting further testing. Drilling on the second well has not yet been completed.

Barnett Shale

We also hold a 50% Class A membership interest in RBE LLC, a newly formed Delaware limited liability company ( “RBE”) that was formed to explore for oil and gas in the Barnett Shale area of North Texas. We acquired our interest in RBE during August, 2004, from Ferrell RBE Holdings, LLC ( “Ferrell RBE”) in consideration for a total payment of $2 million, of which $1 million was paid in respect of the purchase price of the interest and the balance represents our assumption of Ferrell RBE’s obligation to make a $1 million capital contribution to RBE. Of this amount, $400,000 was paid during the first quarter of fiscal 2005 and the balance of $600,000 is due on January 31, 2005.

RBE acquired a working interest of between 50% -100% of a series of oil and gas leases located on approximately 12,082 acres of land in Wise County, Texas, resulting in a net working interest on approximately 7,042 acres in Barnett Shale. The interests acquired are subject to a 25% royalty.

The RBE operating agreement provides that cash distributions by RBE are to be made first to the Class A members until the aggregate distributions made to the Class A members equals $1,000,000 and then to the Class A and Class B members in the proportion to their ownership interests.

No drilling on the Barnett Shale project has yet commenced.

Zapata County

We acquired a 9.9% limited partnership interest in PHT Resendez Partners, L.P. on October 5, 2004 in return for an initial capital contribution obligation payable of $500,000. PHT Resendez acquired a 67% working leasehold interest on approximately 1,248 acres located in Zapata County, Texas.

Drilling is expected to commence during the second quarter of fiscal 2005.

Results of Operations for the three months ended November 30, 2004 and 2003.

We did not earn any revenues from operations for the three months ended November 30, 2004 and 2003, and we do not anticipate earning any revenues until such time as our ongoing projects are able to develop commercial production of quantities of oil and gas.

To date, our activities remain in the development stage. As of November 30, 2004, the Barnett Shale and Zapata County projects remain in the exploration and investigation stage, with no drilling efforts yet commenced and no reserves yet established. We have recently commenced drilling operations in the Maverick Basin. However, our efforts are in the preliminary stage with no level of reserves established with any certainty.

We incurred operating expenses of $253,849 during the three month period ended November 30, 2004. This compares to operating expenses of $12,817 incurred during the three month period ended November 30, 2003. For the three months ended November 30, 2004, our expenses consisted of consulting fees of $36,250, professional fees of $14,667, exploration expenditures of $14,725, officer’s salary of $30,000, amortization of loan costs of $103,561 and general and administrative expenses of $54,646. For the three months ended November 30, 2003, our expenses consisted of professional fees of $3,100, exploration expenditures on the East Rock Claims of $6,100, and general and administrative expenses of $3,617.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended November 30, 2004 was $265,279 compared to net cash used of $9,520 during the three months ended November 30, 2003. The primary use of cash in operating activities was to fund the net loss. Net cash used in investing activities for the three months ended November 30, 2004 was $1,651,863 and consisted of the purchase of oil and gas interests as compared to $0 provided by investing activities during the three months ended November 30, 2003.

Net cash provided by financing activities during the three months ended November 30, 2004 was $1,592,000 and consisted primarily of the issuance of indebtedness compared to $0 during the three months ended November 30, 2003. Subsequent to the end of our first fiscal quarter, we secured an additional $2 million in gross proceeds from a financing. Effective as of January 6, 2005, we sold 1 million Units at $2.00 per Unit. Each Unit consisted of two shares of our common stock and a warrant to purchase one share at an exercise price of $2.00 per share.

Working capital decreased $1,015,520 during the three-month period ended November 30, 2004 to a deficit of $2,675,947 as compared to a deficit of $1,660,427 as of August 31, 2004. This decrease is primarily due to a $592,000 increase for issuance of debt, a $415,567 increase for accounts payable and payables related to our oil and gas activities, and a $29,376 decrease in prepaid expenses, these amounts were offset by a $205,416 increase in cash.

The forgoing constitutes our principal sources of financing during the past three months. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

We are in the development stage and our current liabilities substantially exceed our current assets. As of the date of this report, we have minimal cash resources. We will need significant funds to meet cash calls on our various interests in oil and gas prospects to explore, produce, develop, and eventually sell the underlying natural oil and gas. We expect to disburse an estimated $7,500,000 during the next 12-month period to cover our existing subscriptions payable and anticipated capital call requirements with respect to our various limited partnership and limited liability company interests.

Our current financial resources are not sufficient to satisfy our anticipated capital requirements, continue to pay for our operating expenses, permit us to satisfy our subscriptions payable, complete the development of our ongoing projects and permit us to acquire an interest in any future projects. Therefore, in the absence of generating significant revenues from operation, which are unlikely in the short term, we will only be able to meet our capital obligations over the next twelve months if we are able to raise capital from financing activities. This may take the form of either debt based transactions, or through the sale of our equity securities. We have no assurances that we will be able to access financing in sufficient amounts to satisfy our existing funding obligations, or to permit future growth and exploration.

Our ability to continue as a going concern is dependent upon raising capital through equity and debt financing on terms acceptable to us. If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to us, we may be required to delay, scale back or eliminate our mining interest to develop or market products that we would otherwise seek to develop or market ourselves, or even be required to relinquish our interest in the properties or in the extreme situation, cease operations. For these reasons, our auditors stated in their report that they have substantial doubt that we will be able to continue as a going concern.

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

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (i) it requires assumptions to be made that were uncertain at the time the estimate was made, and (ii) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

Item 3. Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer ( “CEO”) and Treasurer ( “Treasurer”). Based upon that evaluation, our CEO and Treasurer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 18, 2004 we entered into a convertible note agreement with DDH Resources II, Limited ( “DDH”) whereby DDH loaned us $1,000,000. The convertible note matures on the earliest of six months or when we complete an equity raise of at least $5,000,000. Interest accrues at 12% per annum. On the maturity date or at the option of the lender, the note and accrued interest shall be convertible into shares of our common stock at a conversion rate of $1.10. To induce the loan, we issued 500,000 warrants to DDH exercisable for 3 years at $2.00. The warrants were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and Rule 506 of the Act, without payment of underwriting discounts or commissions to any person.

Effective as of December 28, 2004, we agreed to issue warrants to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share to Brockington Securities, Inc. in consideration of general investment banking and financial advisory services rendered relative to our financing efforts. The warrants were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and Rule 506 of the Act, without payment of underwriting discounts or commissions to any person.

Effective as of January 6, 2005, we sold one million investment units (the “Units”) at $2.00 per Unit to Millennium Global High Yield Fund Limited, with each Unit consisting of two shares of our common stock and a warrant to purchase an additional share of our common stock for an exercise price of $2.00 per share. The Units were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation S of the Securities Act of 1933, as amended, subject to a placement agent commission of 5%.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
31.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK OIL AND GAS, INC.
Date: January 13, 2005	/s/ Michael Garland Michael Garland Chief Executive Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002(2)
32.1	Certification by principal executive officer and principal financial and accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)