Form 10QSB
period 2005-02-28
MAVERICK OIL & GAS, INC.
filed 2005-04-15
CIK 1193159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number: 000-50428

MAVERICK OIL AND GAS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0377027
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification No.)

1314 Las Olas Boulevard, Suite 803
Fort Lauderdale, Florida 33301

(Address of Principal Executive Offices)

(954) 463-0181

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 96,472,565 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of April 12, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (unaudited)	1
	Consolidated Statements of Operations - (unaudited)	2
	Consolidated Statements of Stockholders’ Equity - (unaudited)	3
	Consolidated Statements of Cash Flows - (unaudited)	4
	Notes to Condensed Consolidated Financial Statements - (unaudited)	5
Item 2.	Management’s Discussion and Analysis or Plan of Operations	8
Item 3.	Controls and Procedures	15
PART II OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 6.	Exhibits

i

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
BALANCE SHEET
February 28, 2005

ASSETS
Current Assets
Cash	$16,717,214
Prepaid expenses and advances to operators	1,189,560

Total Current Assets	17,906,774
Undeveloped oil and gas interests, using successful efforts, net of impairment	8,334,594
Investment in limited partnership	940,304
Leasehold acquisition option	1,000,000

$28,181,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$952,333
Accrued expenses	196,453
Notes payable	250,000
Convertible debentures	2,012,887

Total Current Liabilities	3,411,673

Minority Interest	—
Stockholders’ Equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 89,080,000 shares issued and outstanding	89,080
Additional paid in capital	29,240,037
Deficit Accumulated during the Development Stage	(4,559,118)

Total Stockholders’ Equity	24,769,999

$28,181,672

See accompanying notes to financial statements.

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
STATEMENTS OF OPERATIONS

	Three Months Ended February 28,		Six Months Ended February 28,
	2005	2004	2005	2004	Inception Through February 28, 2005
Revenue	$—	$—	$—	$—	$—

Expenses
Exploration expense	55,124	—	69,849	5,100	84,387
General & administrative	615,594	5,573	751,158	12,290	922,522
Mineral property option	—	—	—	1,000	8,500
Loss on equity investment	59,696	—	59,696	—	59,696
Amortization	1,173,771	—	1,277,331	—	1,292,019
Impairment	2,692,110	—	2,692,110	—	2,692,110

Total expenses	4,596,295	5,573	4,850,144	18,390	5,059,234

Loss before minority interest	(4,596,295)	(5,573)	(4,850,144)	(18,390)	(5,059,234)
Minority Interest	486,215	—	495,328	—	500,116

NET LOSS	$(4,110,080)	$(5,573)	(4,354,816)	$(18,390)	$(4,559,118)

Basic and diluted loss per share	$(.06)	$(.00)	$(.07)	$(.00)
Weighted average shares outstanding	70,564,775	58,520,000	65,459,144	58,520,000

See accompanying notes to financial statements.

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
Consolidated Statement of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
Balance, June 18, 2002	—	$—	$—	$—	$—
Common stock issued for cash,
June 2002	22,000,000	22,000	(21,000)	—	1,000
July 2002	22,000,000	22,000	(12,000)	—	10,000
August 2002	14,300,000	14,300	50,700	—	65,000
August 2002	220,000	220	2,280	—	2,500
Net Loss	—	—	—	(20,129)	(20,129)

Balances at August 31, 2002	58,520,000	58,520	19,980	(20,129)	58,371
Net Loss	—	—	—	(28,444)	(28,444)

Balances at August 31, 2003	58,520,000	58,520	19,980	(48,573)	29,927
Issuance of common stock for cash at $1.00 per share during August 2004, net of offering costs	2,000,000	2,000	1,898,000	—	1,900,000
Net Loss	—	—	—	(155,729)	(155,729)

Balances at August 31, 2004	60,520,000	60,520	1,917,980	(204,302)	1,774,198
Beneficial conversion feature of convertible debentures, net of minority interest portion of $300,116	—	—	1,755,576	—	1,755,576
Issuance of common stock for cash, in private placement during January and February 2005, net of offering costs	28,435,000	28,435	25,367,856	—	25,396,291
Issuance of common stock for services	125,000	125	198,625	—	198,750
Net Loss	—	—	—	(4,354,816)	(4,354,816)

Balances at February 28, 2005	89,080,000	$89,080	$29,240,037	$(4,559,118)	$24,769,999

See accompanying notes to financial statements.

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
Statements of Cash Flows

	Six months ended February 28,
	2005	2004	Inception Through February 28, 2005
Cash Flows from Operating Activities
Net loss	$(4,354,816)	$(18,390)	$(4,559,118)
Adjustments to reconcile net income to net cash used in operating activities:
Stock issued for services	198,750	—	198,750
Minority Interest	(495,328)	—	(500,116)
Loss on equity investment	59,696	—	59,696
Amortization	1,277,331	—	1,292,019
Impairment	2,692,110	—	2,692,110
Changes in:
Prepaid expenses and advances to operators	(1,145,500)	(10,000)	(1,155,816)
Accrued expense	95,467	(1,190)	198,277

Net Cash Used in Operating Activities	(1,672,290)	(29,580)	(1,774,198)

Cash Flows from Investing Activities
Purchase of oil and gas interests	(8,944,535)	—	(12,065,879)

Cash Flows from Financing Activities
Issuance of common stock, net of issuance costs	25,396,291	—	27,374,791
Issuance of debt	1,600,000	—	3,551,500
Proceeds from minority interest owner	100,000	—	200,000
Repayment of debt	(359,000)	—	(569,000)

Net cash provided by financing activities	26,737,291	—	30,557,291

Net increase (decrease) in cash	16,120,466	(29,580)	16,717,214
Cash at beginning of period	596,748	31,627	—

Cash at end of period	$16,717,214	$2,047	$16,717,214

Cash paid during the year for:
Interest	$—	$—	$—
Tax	—	—	—

See accompanying notes to financial statements.

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

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

Maverick follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, Maverick has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the six months ended February 28, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, Maverick’s net loss and net loss per share would have been:

	Three months ended February 28,		Six months ended February 28,
	2005	2004	2005	2004
Net income (loss), as reported	$(4,110,080)	$(5,573)	$(4,354,816)	$(18,390)
Add: Stock-based employee compensation expense included in reported net income determined under APB No. 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	—	—	—

Pro forma net income (loss)	$(4,110,080)	$(5,573)	$(4,354,816)	$(18,390)

Loss per share:
Basic — as reported	$(0.06)	$(0.00)	$(0.07)	$(0.00)
Basic — pro forma	$(0.06)	$(0.00)	$(0.07)	$(0.00)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN CURRENT YEAR

Equity Method

Under the guidance of Emerging Issues Task Force D-46, “Accounting for Limited Partnership Investments” Maverick uses the equity method to account for all of its limited partnership and membership interests that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the equity method of accounting, Maverick’s proportionate share of the investees’ net income or loss is included in “Loss on equity investment” in the consolidated statements of operations. Any excess investment is evaluated each reporting period for impairment.

NOTE 3 — UNDEVELOPED OIL AND GAS INTERESTS

Oil and gas properties consisted of the following at February 28, 2005:

Total Cost of Oil and Gas Properties
Undeveloped properties acquisition costs	$7,692,500
Drilling in progress	3,154,752
Capitalized interest	179,452
Impairment	(2,692,110)

Net	$8,334,594

NOTE 4 — INVESTMENT IN LIMITED PARTNERSHIP

PHT Resendez, L.P.

On October 5, 2004, Maverick purchased a 19.8% interest of PHT Resendez, L.P. ( “PHT Resendez”), a Delaware limited partnership, in exchange for a capital contribution of $1,000,000. PHT Resendez was formed to purchase leasehold interests in certain oil and gas prospects on 1,248.2 acres located in Zapata County, Texas.

As of February 28, 2005, the value of the investment is $940,304. Maverick recorded a $59,696 loss on the investment.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed first to all limited partners to the extent of their unreturned capital balances until all unreturned capital balances have been returned and then 75% to the limited partners in proportion to their respective percentage interests and 25% to PHT Gas, LLC.

NOTE 5 — NOTES PAYABLE

3% unsecured demand notes

On October 12, 2004, MBE borrowed $300,000 pursuant to a 3% unsecured demand note payable and repaid the loan as of February 28, 2005.

On October 29, 2004, MBE borrowed $300,000 pursuant to a 3% unsecured demand note payable and has repaid $50,000 as of February 28, 2005.

NOTE 6 — CONVERTIBLE DEBENTURE

On November 18, 2004, Maverick borrowed $1,000,000 pursuant to a convertible note agreement with DDH Resources II, Limited ( “DDH”). The convertible note is due at the earliest of six months or when Maverick completes an equity raise of at least $5,000,000. Interest accrues at 12% per annum. At maturity date or at the option of the lender, the note and accrued interest shall be convertible into shares of common stock at a conversion rate of $1.10. To induce DDH into making the loan, Maverick issued 500,000 warrants exercisable for 3 years at $2.00. Based on the conversion rate of $1.10, Maverick has recorded a beneficial conversion feature on the note in the amount of $626,914 which was recorded as a note discount. In addition, Maverick valued the warrants, via the Black-Scholes method, and an additional $263,278 discount on the note was recorded. This discount is being amortized over the life of the loan. As of February 28, 2005, Maverick amortized $519,279 of the discount. On March 1, 2005, DDH exercised its option to convert this note into 942,565 shares of common stock.

As of August 31, 2004, Maverick had a 12% Senior Secured Note dated July 14, 2004 of $1,850,000 with Trident Growth Fund, LP ( “Trident”). On January 16, 2005, because Maverick was not in compliance with its obligation under the loan agreement, Trident agreed to modify the loan agreement to the following terms: The note shall become convertible commencing January 16, 2005 and terminating March 31, 2005, all amounts due and owing under the note shall, at the option of Trident, be convertible into shares of common stock at a conversion rate of $1.00. Based on the conversion rate of $1.00, Maverick has recorded a beneficial conversion feature on the note in the amount of $1,165,500 which was recorded as a note discount. This discount is being amortized over the life of the loan. As of February 28, 2005, Maverick amortized $699,300 of the discount.

On March 7, 2005, the Trident note was converted into 1,850,000 shares of common stock.

NOTE 7 — STOCKHOLDERS’ EQUITY

As disclosed in Note 6, Maverick issued 500,000 warrants, exercisable for 3 years, to purchase its common stock at $2.00.

In January and February 2005, Maverick issued 28,435,000 shares of common stock for net proceeds of $25,396,291 in a private placement to several investors.

In February 2005, Maverick issued 125,000 shares of common stock valued at $1.59 per share to Westport Strategic Partners for services.

NOTE 8 — SUBSEQUENT EVENTS

On March 10, 2005, Maverick issued 4,500,000 shares of common stock and options and warrants to purchase an aggregate of 4,500,000 shares of our common stock to the former members of Hurricane Energy, LLC, in connection with our purchase of all of the membership interests of Hurricane. Options to purchase 3,690,000 shares of common stock were issued under the 2005 Stock Incentive Plan at an exercise price of $2.395 per share. Maverick also issued warrants to purchase 810,000 shares of our common stock. One-half of these warrants are exercisable commencing on the first anniversary of the closing at an exercise price of $1.75 per share. The balance of the warrants can be exercised commencing on the second anniversary of the closing at an exercise price of $1.925 per share. The warrants have a term of three years.

During March 2005, Maverick issued warrants to purchase 200,000 shares of common stock at an exercise price of $1.25 per shares to a third party in consideration of consulting services.

On April 7, 2005, Maverick entered into a definitive Stock Purchase Agreement (dated as of April 6th) to acquire 100% of the issued shares of Camden Resources, Inc. ( “Camden”), a Dallas, Texas based private oil and gas producer, for $88 Million in cash, of which Maverick has deposited $5 million with the seller. Closing of the transaction is scheduled to occur on or before June 10, 2005. Closing is subject to the satisfaction of a number of closing conditions, most notably, Maverick’s ability to finance the transaction.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

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

In connection with our pending acquisition of Camden Resources, Inc., we have made certain assumptions that, if not realized, could cause our actual results to differ materially from our expectations include, but are not limited to: (i) completion of the pending acquisition, as contemplated, with the recognition that closing is subject to customary closing conditions, certain of which may be beyond our control; (ii) our ability to secure the necessary level of financing to complete the Camden acquisition, whether on terms we believe are commercially reasonable, or otherwise; (iii) our assumption that the audited financial statements of Camden (that will be completed prior to closing) will not differ materially from the unaudited financial statements reviewed by us; (iv) our assumption that the post closing level of oil and gas reserves will be consistent with the level of reserves we estimated prior to closing, based on available technical and operating data relevant to the assets to be acquired; (v) the recognition that the estimated level of oil and gas reserves, notwithstanding our due diligence efforts, is determined through an inherently subjective process that involves assumptions that may not be realized; (vi) our ability to drill for and extract commercial quantities of oil and gas after the Camden closing that are consistent with presently anticipated production levels; and (vii) our belief that the transaction will present an outstanding opportunity to deliver rapid growth to our business. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Overview

We are an independent energy company engaged in the acquisition, development and production of oil and natural gas reserves. Our business model focuses on acquiring existing production, as well as development and exploitation properties, and the drilling of lower-risk prospects involving development wells within mature fields with a production history, step-out exploration in areas of existing production, as well as recompletions and workovers of existing wells.

Until recently, our management consisted of Michael Garland, our U.K.-based sole officer and director. Effective as of March 10, 2005, concurrent with our acquisition of Hurricane Energy, LLC ( “Hurricane”) (see “Recent Transactions” below), the U.S.-based former managers of Hurricane became our management team, with Mr. Garland resigning as our CEO and remaining as a director. They have significant industry experience and a proven record of success. We believe that our new management team will increase our profile within the industry and lead to additional acquisition, development, and financing opportunities.

Our operations are focused on identifying and evaluating prospective oil and gas properties and contributing capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects directly, as well as indirectly as equity participants in limited partnerships and limited liability companies. To date we have not been involved as the operator of the projects in which we participate. Instead, we have relied on others for drilling, delivering any gas or oil reserves we discover, and assisting in negotiating all sales contracts. But with our new management team and our strategic alliance capabilities, we expect to act as the operator of certain of the projects in which we participate, and such operatorship will be a key component of our strategy to increase our reserves and production.

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

We believe that our business model will permit us to maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts, and capitalize on the experience of our management team and consultants. To further maximize our competitive efficiencies, we recently entered into a strategic alliance with a leading worldwide oilfield services company to provide operational and technical oversight of all current and future projects. We expect that this will allow us to achieve significant cost savings and operational efficiencies by outsourcing much of the capital-intensive aspects of our business to our strategic partner. It will also result in highly sophisticated technical expertise being brought to bear on our projects.

Our current projects are focused on low-risk development-type drilling, including recompletions and workovers. Each project is screened on available geologic and engineering data, surrounding production from similar wells, and proximity to infrastructure. We utilize a risk-based economic evaluation that compares various production and price scenarios to rank projects for investment. Our overall business plan employs the same technique for price and production.

To date, we have chosen to focus our acquisition, exploitation, and development activities primarily in Texas and Colorado. This region is characterized by long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, strong natural gas prices, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and limited federal land or land access impediments. Our strategy is to identify projects that fit our investment and production criteria, so as to enhance production and cash flow and optimize the use of our investment capital.

Our development efforts have initially focused on four projects in Texas and one in Colorado. Based on preliminary reports, we believe these projects may contain significant reserves that could be extracted at commercially attractive prices, but we have only recently commenced drilling on these properties, and so cannot be sure that our expectations will be realized. Estimates of oil and gas reserves are developed through a subjective process that depends upon many assumptions, and some or all of those assumptions may not be realized.

Given the current economic dynamics of record-high market prices for oil and natural gas and our efficient operating model, we believe there exists the opportunity for a development stage energy company like ourselves to successfully compete in our chosen market.

Our principal offices are located at 1314 East Las Olas Boulevard, Suite 803, Fort Lauderdale, Florida 33301. Our telephone number is (954) 463-0181.

Recent Transactions

On March 10, 2005, we acquired all of the outstanding membership interests of Hurricane Energy LLC, a Delaware limited liability company ( “Hurricane”). Founded in 2003, Hurricane is an early-stage independent oil and gas business that targets the acquisition of producing, development, and exploitation reserves principally in the U.S. Gulf Coast region. Although it was in active discussions regarding a number of potential property acquisitions, Hurricane had minimal tangible assets at the time we acquired it, with its principal assets being its team of experienced oil and gas managers, their industry contacts and knowledge of potential projects, and their existing strategic relationships. In order to increase its competitiveness, Hurricane had entered into a strategic alliance with a leading worldwide oilfield services company to provide operational and technical oversight of all current and future projects and this agreement has been assumed by us. This process will enable cost savings and operational efficiencies by outsourcing much of the capital intensive aspects of our business to our strategic alliance partner in a manner not available to our traditionally structured competitors.

On April 7, 2005, we entered into a definitive Stock Purchase Agreement (dated as of April 6th) to acquire 100% of the issued shares of Camden Resources, Inc. ( “Camden”), a Dallas, Texas based private oil and gas producer, for $88 Million in cash, of which we have deposited $5 million with the Seller to secure our obligation to close the transaction.

The oil and gas assets to be acquired from Camden as part of the transaction are estimated by our internal technical staff and consultants to contain reserves of 59 BCFE of Proved Reserves and 71 BCFE Total Reserves as of an April 1, 2005 effective date. The reserves are approximately 96% gas and 98% of the reserve value is operated by Camden. Current production net to Camden is approximately 6,000 MCFE/Day and is expected to increase substantially after the transaction is closed due to recent drilling success in the principal asset known as Hostetter Field which is located in McMullen County, Texas. The producing fields are located in South and Southeast Texas and comprise a total of 17 operated producing wells with an additional three wells being completed at this time and one additional well being drilled. In addition, Camden participates in four producing non-operated wells in the same geographical areas. Considerable development drilling will be conducted during the succeeding 24 months which is expected to increase net production to approximately 30,000 MCFE/Day by mid-2007.

Closing of the transaction is scheduled to occur on or before June 10, 2005. Closing is subject to the satisfaction of a number of closing conditions, most notably, our ability to finance the transaction. Although, based on discussions with our financial advisors, we are confident that we will be able to satisfy this condition, there can be no assurances that such financing will be available on commercially reasonable terms, if at all. Unless our failure to close is as a result of a willful breach by Camden, the effect of which is to cause us to incur damages in excess of $10 million, we will be unable to recover our $5 million deposit.

Our Current Projects

Maverick Basin

On July 28, 2004, we acquired a 74.25% Class A membership interest in Maverick Basin Exploration, LLC, a Delaware limited liability company ( “MBE”). MBE is a newly formed oil and gas exploration and production company that has entered into an exploration and joint operating agreement with Blue Star Operating, Inc., an oil and gas exploration and production company based in Dallas, Texas ( “Blue Star”). This operating agreement gives MBE the right to drill four wells in order to secure a 10,240-acre parcel in the Maverick Basin in Texas, which is located adjacent to the Mexican border. The operating agreement requires MBE to advance the drilling costs for the first two wells while the drilling costs for the second two wells are to be shared proportionately. Any revenues that are generated from the first two wells are to be applied to MBE’s costs before being proportionately split. Within three months of fulfilling its obligations with respect to the first parcel, MBE can exercise an option to a second 10,240-acre parcel on the same terms. Part of the acquisition cost for the right to enter into the Blue Star operating agreement required MBE to assign, at payout, a 25% back-in working interest to a third party.

MBE has three classes of ownership interest: Class A, Class B, and Class C. We acquired all of the Class A interests in August 2004 in exchange for our assuming an obligation to make capital contributions to MBE totaling $4,000,000. We paid these capital contributions in full during the second quarter of our 2005 fiscal year. As the sole Class A member, our interest represents an initial interest of 74.25%.

The sole Class B member is Touchstone Resources USA, Inc., which is also the manager. It has a 24.75% interest in MBE. The sole Class C member is PHT Gas, LLC. It has a 1% interest in MBE. MBE can require that members make additional capital contributions. Failure of any member to make a capital contribution will result in that member’s percentage interest being reduced proportionately and the percentage interests of contributing members being increased proportionately. As manager, Touchstone is charged with making all decisions and taking all actions regarding MBE’s business. The members may, however, remove a manager at any time with or without cause by vote of members holding a majority of member votes. Class A members are the only members who have a vote.

The MBE operating agreement provides that cash distributions by MBE are to be made in the following order of priority:

• to any members, as required to pay taxes on that member’s share of profits for any taxable year

• then, to the Class A members until the aggregate distribution made to the Class A members equal $1,500,000

• then, to the Class A members and to the Class B members until the aggregate distributions made to the Class A members equal 100% of the capital contributions made by the Class A members

• then, 63.75% to the Class A members, 21.25% to the Class B members, and 15% to the Class C members

There have been 3 wells drilled to date. The Denman #1 well is currently producing gas into the sales line at low rates. Additional testing will be conducted over the next several weeks. The Travis #1 well is currently shut-in awaiting further tests and the Denman #2R is currently awaiting completion.

Barnett Shale

We also hold a 50% membership interest in RBE LLC, a newly formed Delaware limited liability company ( “RBE”), that was formed to explore for oil and gas in the Barnett Shale area of North Texas. We acquired our interest in RBE during August 2004 from Ferrell RBE Holdings, LLC ( “Ferrell RBE”) in consideration for a total payment of $2 million, of which $1 million was paid in respect of the purchase price of the interest and the balance represents our assumption of Ferrell RBE’s obligation to make a $1 million capital contribution to RBE. Of this amount, $400,000 was paid in November 2004 and the balance of $600,000 was paid during the second quarter of fiscal 2005.

RBE acquired a working interest of between 50% and 100% of a series of oil and gas leases covering approximately 12,082 acres of land in Wise County, Texas, resulting in a net acreage ownership position of approximately 7,042 acres in the Barnett Shale exploration play. The interests acquired are subject to a 25% royalty. Eight wells must be drilled by July 2006 in order to retain our leasehold rights on approximately 2,000 of these acres. One well must be drilled by September 2005 in order to retain our leasehold rights on approximately 10,000 of these acres. The initial test well, the Pauline Cook #1, is currently drilling at 5665 feet and is preparing to commence the horizontal portion of the well. Completion is expected in some 2-3 weeks.

RBE has two separate classes of ownership interest, Class A and Class B, with each Class owning 50% of RBE. We acquired our 50% Class A interests from Ferrell RBE Holdings, LLC ( “Ferrell RBE”). Ferrell RBE is the manager of RBE and owns a 40% Class B interest and has assigned its remaining 10% Class B interest to Bamco Gas, LLC. RBE can require that members make additional capital contributions in accordance with their respective percentage membership interests. Failure of any member to make a capital contribution will result in that member’s percentage interest being reduced proportionately and the percentage interests of contributing members being increased proportionately.

As manager, Ferrell RBE is charged with making all decisions and taking all actions regarding RBE’s business. The members may, however, remove a manager at any time with or without cause by vote of members holding a majority of all membership interests.

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

Zapata County

We acquired a 19.8% limited partnership interest in PHT Resendez Partners, L.P. ( “PHT Resendez”) on October 5, 2004 in return for an initial capital contribution of $1,000,000. PHT Resendez acquired a 67% working leasehold interest on approximately 1,248 acres located in Zapata County, Texas. The initial test well known as the Resendez #1 has been drilled to its projected total depth and has encountered significant gas reservoirs in two separate geologic intervals. The well has been tested through perforations in the Perdido sandstone reservoir at a rate in excess of 2.0MMCF/D. Production facilities and sales pipeline installation is currently underway with first sales of gas to occur in 1-2 weeks. Following production tests and an appropriate period of stabilization of production, additional wells may be drilled in this project.

Whitewater

On February 1, 2005, Maverick Whitewater, LLC ( “Maverick Whitewater”), a Delaware Limited Liabiltiy Company which is a wholly owned subsidiary that we formed to explore for oil and gas in Northern Colorado, paid $8,400,000 to South Oil, Inc. to acquire a 30% interest in approximately 42,197.52 gross and 40,463.84 net mineral acres in Mesa and Delta Counties in Colorado. The conveyance also included two shut-in gas wells and a pipeline tap. The interest was acquired subject to a 12.5% carried working interest, proportionately reduced, in favor of prior parties in interest. The initial test well on this project has commenced drilling and is anticipated to reach total depth in 1-2 weeks.

Maverick Whitewater has two separate classes of ownership interest, Class A and Class B. We acquired all of the Class A interests for $9,400,000, including prepaid drilling costs of $1,000,000. South Oil, Inc. acquired all of the Class B interests. We serve as the manager of Maverick Whitewater and so are responsible for making all decisions and taking all actions regarding Maverick Whitewater’s business. The operating agreement provides that cash distributions are to be made first to us as the Class A member until the aggregate distributions made to us equal our initial capital contribution, and then 85% to the Class A and 15% to the Class B member.

Turner/LaEscalera

On February 14, 2005, Maverick Turner Escalera, LLC, ( “Maverick Turner Escalera”), a Delaware limited liability company which is a wholly owned subsidiary that we formed to explore for oil and gas in West Texas., paid $1,200,000 to South Oil, Inc. to acquire a 9.09625% interest in 17,800.07 option acres with drill-to-earn terms in Tom Green County, Texas, and a 17.5% interest in 1631.25 leasehold acres in Pecos County, Texas. We subsequently acquired 605.5 acres in Pecos County, Texas, subject to a 12.5% carried working interest and a 12.5% back-in after payout to prior parties in interest.

The first two wells on the Turner Ranch portion of the project have been drilled, successfully completed and are on production at approximately 300 MCF/D each. A third well is awaiting completion.

The initial test well on the La Escalara portion of the project is currently drilling and should reach its projected total depth in 30-45 days.

Maverick Turner Escalara has two separate classes of ownership interest, Class A and Class B. We acquired all of the Class A interests for $3,200,000, inclusive of prepaid drilling costs of $2,000,000. South

Oil, Inc. acquired all of the Class B interests. We serve as the manager of Maverick Turner Escalara and so are responsible for making all decisions and taking all actions regarding Maverick Turner Escalara’s business. The operating agreement provides that cash distributions are to be made first to us as the Class A member until the aggregate distributions made to us equal our initial capital contribution, and then 85% to the Class A and 15% to the Class B member.

Results of Operations for the three months and six months ended February 28, 2005 and 2004.

We did not earn any revenues from operations for the three months and six months ended February 28, 2005 and 2004, and we do not anticipate earning any revenues until such time as our ongoing projects are able to develop commercial production of quantities of oil and gas.

As of February 28, 2005, various projects remain in the exploration and investigation stage, with minimal drilling efforts yet commenced and no material reserves yet established. We continue to conduct minimal drilling operations in the Maverick Basin.

We incurred total expenses of $4,596,295 and $4,850,144 during the three and six month period ended February 28, 2005. This compares to total expenses of $5,573 and $18,390 incurred during the three and six month period ended February 29, 2004. For the three and six months ended February 28, 2005, our expenses principally consisted of exploration expenditures of $55,124 and $69,849, impairment of oil and gas properties of $2,692,110 and $2,692,110, amortization of $1,173,771 and $1,277,331, and general and administrative expenses of $615,594 and $751,158.

Liquidity and Capital Resources

Net cash used by operating activities during the six months ended February 28, 2005 was $1,672,290 compared to net cash used of $29,580 during the three months ended February 28, 2004. The primary use of cash in operating activities was to fund the net loss and prepay drilling operators. Net cash used in investing activities for the six months ended February 28, 2005 was $8,944,535 and consisted of the purchase of oil and gas interests as compared to $0 provided by investing activities during the six months ended February 28, 2004.

Net cash provided by financing activities during the six months ended February 28, 2005 was $26,737,291 and consisted primarily of the issuance of equity compared to $0 during the six months ended February 28, 2004. We completed a private financing of $28,435,000 involving the sale of 14,217,500 investment units at $2.00 per unit. Each unit consisted of two shares of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $2.00. The units were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) and Rule 506 of that Act.

Working capital increased $16,155,527 during the six-month period ended February 28, 2005 to a surplus of $14,495,100 as compared to a deficit of $1,660,427 as of August 31, 2004. This increase is primarily due to a $1,000,000 increase for issuance of convertible debt, a $647,801 increase in payables related to our oil and gas activities, a $596,113 increase in discount related to the convertible debt issuance, these amounts were offset by a $16,120,467 increase in cash, a $1,045,500 increase in prepaid drilling costs and a $41,248 increase in prepaid expenses.

Our plan of operation for the 12-month period following the date of this Report is to attempt to conduct oil and gas exploration, development and production.

Our working capital position was substantially increased during the three-month period ended February 28, 2005, when we completed a private financing of $28,435,000 and the debt of MBE to Trident was repaid by converting it into 1,850,000 shares of our common stock.

During March 2005, we used $12,600,000 to acquire an interest in two additional projects. We acquired for $9,400,000 our interest in the Turner/LaEscalara project (including $1,000,000 in prepaid drilling expenses)

and we acquired for $3,200,000 our interest in the Whitewater project (including $2,000,000 in prepaid drilling expenses). During March 2005, we repaid a convertible note of $ 1 million owed to DDH Resources II, Limited through the issuance of 942,565 shares of our common stock.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

Although our auditor’s report as of and for the year ended August 31, 2004, contained a “going concern” qualification, we believe that it is no longer an accurate reflection of our current financial position. As a result of our recent financing transactions, we believe that our current capital resources are sufficient to maintain our operations over the course of the next twelve months. This includes payment of our anticipated operating expenses, as well as drilling expenses that we believe we will incur relative to our current projects. Our business model, however, contemplates expansion of our business by identifying and acquiring additional oil and gas properties. We will, therefore, continue to seek to raise capital in order to fund projects that will permit our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts.

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

Proved developed reserves are those reserves expected to be recovered through existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as proved developed reserves only after testing of a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

Item 3. Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer ( “CEO”) and Chief Financial Officer ( “CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2005, we issued 4,500,000 shares of our common stock and options and warrants to purchase an aggregate of 4,500,000 shares of our common stock to the former members of Hurricane Energy, LLC, in connection with our purchase of all of the membership interests of Hurricane. Options to purchase 3,690,000 shares of our common stock were issued under our 2005 Stock Incentive Plan at an exercise price of $2.395 per share. We also issued warrants to purchase 810,000 shares of our common stock. One-half of these warrants are exercisable, commencing on the first anniversary of the closing, at an exercise price of $1.75 per share. The balance of the warrants can be exercised, commencing on the second anniversary of the closing, at an exercise price of $1.925 per share. The warrants have a term of three years. The shares, options, and warrants were issued in a private transaction exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act and the “safe harbor” private-offering exemption provided by Rule 506 of Regulation D promulgated under the Securities Act.

The shares, options, and warrants were issued to the following individuals:

Name	Number of Maverick Shares	Number of Maverick Options	Number of Maverick Warrants
V. Ray Harlow	1,170,000	1,230,000	0
John Ruddy	1,170,000	1,230,000	0
James Parrish	1,170,000	1,230,000	0
Lance E. Johnson	63,948	0	45,000
Robert A. Solberg	63,948	0	45,000
Terry C. McEwen	63,948	0	45,000
Susan Hightower	63,948	0	45,000
Cornelius Dupre II	487,892	0	450,000
Michael T. Lynch	118,420	0	90,000
Anthony J. Weido	63,948	0	45,000
Kurt R. Peters	63,948	0	45,000

During March 2005, we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $1.25 per shares to Birchwood Capital, Inc. in consideration of consulting services. These shares were exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act and the “safe harbor” private-offering exemption provided by Rule 506 of Regulation D promulgated under the Securities Act.

During March 2005, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $1.50 per share to Carlo Seidel, our former interim chief financial officer, in consideration of consulting services. These shares were exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act.

During March 2005, we issued 942,565 shares to DDH Resources II, Limited in conversion and full payment of a convertible note that was owed by us. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) of the Act.

During March 2005, we issued 1,600,000 shares to DDH Resources II, Limited or its assigns, and 250,000 shares to Trident Growth Fund, LP, each in conversion and full payment of approximately $1,850,000 principal amount remaining due under a note issued by our subsidiary. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) of the Act.

On January 11, 2005, we issued 125,000 shares of our common stock to Westport Strategic Partners, Inc. in consideration of consulting services. These shares were exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act.

During January and February 2005, we completed a private financing transaction in which we realized gross offering proceeds of $28,435,000. In the transaction, we issued 14,217,500 investment units at a price of $2.00 per unit. Each unit contained two shares of our common stock and a three-year warrant to purchase a share of our common stock at a price of $2.00 per share. In connection with this transaction, we paid aggregate investment banking fees and sales commissions of $2,843,500, non-accountable expenses of $148,000, and we issued warrants to purchase 792,750 shares of our common stock at an exercise price of $1.20 per share to the placement agent for the transaction. The units were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Act and Regulation S of the Act, as well as the safe harbor private offering exemption provided by Rule 506 of Regulation D, promulgated under the Act.

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

On December 28, 2004, we issued warrants to purchase 100,000 shares of our common stock to Brockington Securities, Inc. at an exercise price of $2.00 per share. These warrants were issued in consideration of a placement transaction for which Brockington was engaged by us. The issuance of these warrants was exempt from registration under the Securities Act in reliance on section 4(2).

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

Exhibit Number	Description
2.2	LLC Interest Purchase Agreement dated March 9, 2005 between the Registrant and the Members of Hurricane Energy, LLC (1)
10.20	Registration Rights Agreement dated March 9, 2005 between the Registrant and the Founders of Hurricane Energy, LLC (2)
10.21	Escrow Agreement dated March 9, 2005 between the Registrant and the Members of Hurricane Energy, LLC (2)
10.22	Employment Agreement dated March 9, 2005 between the Registrant and V. Ray Harlow (2)
10.23	Employment Agreement dated March 9, 2005 between the Registrant and John A. Ruddy (2)
10.24	Employment Agreement dated March 9, 2005 between the Registrant and James Parrish (2)
10.25	The Registrant’s 2005 Stock Option Plan (2)
10.26	Stock Purchase Agreement dated as of April 6, 2005 among Louisa K. Becker, James N. Dettl, Steven K. Miller, Bryant H. Patton, Marcus W. Rhoades, Robert N. Skinner and Yorktown Energy Partners IV, L.P., (Sellers), Camden Resources, Inc. and Maverick Oil and Gas, Inc.(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(4)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(4)

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2005

(2) Incorporated by reference to our Registration Statement on Form SB-2 filed with the Commission on October 14, 2002.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 12, 2005

(4) Filed herewith

(b) Reports on Form 8-K

• On April 12, 2005, the Company filed a Current Report on Form 8-K dated April 7, 2005, reporting under Item 1.01 on the execution of a definitive agreement to acquire Camden Resources, Inc.

• On March 15, 2005, the Company filed a Current Report on Form 8-K dated March 10, 2005, reporting under Item 2.01 on the acquisition of Hurricane Energy, Inc., Item 3.02 on the sale of unregistered securities to the former members of Hurricane Energy, Inc, and Item 5.02 regarding the appointment of new management.

• On February 10, 2005, the Company filed a Current Report on Form 8-K dated February 4, 2005, reporting under Item 3.02 on the sale of unregistered securities.

• On February 3, 2005, the Company filed a Current Report on Form 8-K dated January 28, 2005, reporting under Item 3.02 on the sale of unregistered securities

• On December 17, 2004, the Company filed a Current Report on Form 8-K dated December 13, 2004, reporting under Item 4.01 on the change in the Registrant’s Certifying Accountant.

• On December 17, 2004, the Company filed an Amended Current Report on Form 8-K under Item 8.01, for the sole purpose of correcting a reportable event covered by a Current Report on Form 8-K filed on August 12, 2004.

Item 6. Exhibits

Exhibit No.	Exhibit	Method of Filing
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2005	MAVERICK OIL AND GAS, INC. /s/ V. Ray Harlow V. Ray Harlow Chief Executive Officer /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002