Form 10QSB/A
period 2005-02-28
MAVERICK OIL & GAS, INC.
filed 2005-05-13
CIK 1193159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-QSB/A

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

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE

This Form 10-QSB/A is being filed to reflect adjustments to certain quantitative information appearing within “Management’s Discussion and Analysis or Plan of Operations” as such information describes the Company’s ownership interest and investment in its Whitewater and Turner/LaEscalara projects. Except as otherwise specifically noted, all information contained herein is as of February 28, 2005 and does not reflect any events or changes in information that may have occurred subsequent to that date. This Form 10-QSB/A is hereby amended as described above, and for convenience of reference is restated in its entirety as set forth herein.

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

In connection with our pending acquisition of Camden Resources, Inc., we have made certain assumptions that, if not realized, could cause our actual results to differ materially from our expectations including, but not limited to: (i) completion of the pending acquisition, as contemplated, with the recognition that closing is subject to customary closing conditions, certain of which may be beyond our control; (ii) our ability to secure the necessary level of financing to complete the Camden acquisition, whether on terms we believe are commercially reasonable, or otherwise; (iii) our assumption that the audited financial statements of Camden (that will be completed prior to closing) will not differ materially from the unaudited financial statements reviewed by us; (iv) our assumption that the post closing level of oil and gas reserves will be consistent with the level of reserves we estimated prior to closing, based on available technical and operating data relevant to the assets to be acquired; (v) the recognition that the estimated level of oil and gas reserves, notwithstanding our due diligence efforts, is determined through an inherently subjective process that involves assumptions that may not be realized; (vi) our ability to drill for and extract commercial quantities of oil and gas after the Camden closing that are consistent with presently anticipated production levels; and (vii) our belief that the transaction will present an outstanding opportunity to deliver rapid growth to our business. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Whitewater

On February 1, 2005, Maverick Whitewater, LLC ( “Maverick Whitewater”), a Delaware Limited Liabiltiy Company which is a wholly owned subsidiary that we formed to explore for oil and gas in Northern Colorado, paid $3,600,000 to South Oil, Inc. to acquire a 30% interest in approximately 42,197.52 gross and 40,463.84 net mineral acres in Mesa and Delta Counties in Colorado. The conveyance also included two shut-in gas wells and a pipeline tap. The interest was acquired subject to a 12.5% carried working interest, proportionately reduced, in favor of prior parties in interest. The initial test well on this project has commenced drilling and is anticipated to reach total depth in 1-2 weeks.

Maverick Whitewater has two separate classes of ownership interest, Class A and Class B. We acquired all of the Class A interests for $5,600,000, including prepaid drilling costs of $2,000,000. South Oil, Inc. acquired all of the Class B interests. We serve as the manager of Maverick Whitewater and so are responsible for making all decisions and taking all actions regarding Maverick Whitewater’s business. The operating agreement provides that cash distributions are to be made first to us as the Class A member until the aggregate distributions made to us equal our initial capital contribution, and then 85% to the Class A and 15% to the Class B member.

Turner/LaEscalera

On February 14, 2005, Maverick Turner Escalera, LLC, ( “Maverick Turner Escalera”), a Delaware limited liability company which is a wholly owned subsidiary that we formed to explore for oil and gas in West Texas., paid $1,200,000 to South Oil, Inc. to acquire a 9.625% interest in 17,800.07 option acres with drill-to-earn terms in Tom Green County, Texas, and a 17.5% interest in 1631.25 leasehold acres in Pecos County, Texas. We subsequently acquired 605.5 acres in Pecos County, Texas, subject to a 12.5% carried working interest and a 12.5% back-in after payout to prior parties in interest.

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

During March 2005, we used $8,800,000 to acquire an interest in two additional projects. We acquired for $3,200,000 our interest in the Turner/LaEscalara project (including $2,000,000 in prepaid drilling expenses)

and we acquired for $5,600,000 our interest in the Whitewater project (including $2,000,000 in prepaid drilling expenses). During March 2005, we repaid a convertible note of $ 1 million owed to DDH Resources II, Limited through the issuance of 942,565 shares of our common stock.

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

During March 2005, we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $1.25 per share to Birchwood Capital, Inc. in consideration of consulting services. These shares were exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act and the “safe harbor” private-offering exemption provided by Rule 506 of Regulation D promulgated under the Securities Act.

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

Date: May 12, 2005	MAVERICK OIL AND GAS, INC. /s/ V. Ray Harlow V. Ray Harlow Chief Executive Officer /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002