Form 10QSB
period 2005-05-31
MAVERICK OIL & GAS, INC.
filed 2005-07-20
CIK 1193159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File Number: 000-50428

MAVERICK OIL AND GAS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0377027
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

888 E. Las Olas Boulevard, Suite 400
Fort Lauderdale, Florida 33301

(Address of Principal Executive Offices)

(954) 463-5707

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were 96,472,565 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of July 7, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)

i

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
Consolidated Balance Sheets

ASSETS
	May 31, 2005	August 31, 2004
Current Assets:
Cash	$7,447,301	$596,748
Accounts receivable	40,538
Prepaid expenses and advances to operators	1,445,867	102,812

Total Current Assets	8,933,706	699,560

Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	645,761	—
Unproved properties — not being amortized, net of impairment	7,182,565	2,529,835
Furniture and equipment, net	187,018	—

Total Property, Plant and Equipment, Net	8,015,344	2,529,835

Other assets	5,076,269	—
Investments in limited partnerships	922,118	—
Leasehold acquisition option	1,000,000	1,000,000

Total Assets	$23,947,437	$4,229,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expense	$2,681,471	$100,987
Payables for oil and gas interests	353,265	400,000
Notes payable	53,340	1,859,000

Total Current Liabilities	3,088,076	2,359,987

Minority Interest	—	95,212
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 200,000,000 shares; 96,472,565 shares issued and outstanding at May 31, 2005 and 60,520,000 shares issued and outstanding at August 31, 2004	96,473	60,520
Additional paid in capital	45,572,243	1,917,980
Deferred compensation	(5,460,244)	—
Deficit accumulated during development stage	(19,349,111)	(204,304)

Total Stockholders’ Equity	20,859,361	1,774,196

Total Liabilities and Stockholders’ Equity	$23,947,437	$4,229,395

See accompanying notes to financial statements.

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004	June 18, 2002 (Inception) to May 31, 2005
Revenues	$46,129	$—	$46,129	$—	$46,129

Expenses:
Lease operating expenses	102,166	—	102,166	—	102,166
Exploration expenses	1,925,324	—	1,995,173	5,100	2,009,711
Share based compensation	7,944,497	—	8,143,247	—	8,143,247
Impairment of oil & gas properties	3,018,306	—	5,710,416	—	5,710,416
Loss on equity method investments	18,186	—	77,882		77,882
Amortization	881,175	—	2,158,506	—	2,173,194
Mineral property option	—	—	—	1,000	8,500
General and administrative	1,472,687	14,302	2,025,096	26,592	2,196,459

Total expenses	15,362,341	14,302	20,212,486	32,692	20,421,575

Loss before minority interest	(15,316,212)	(14,302)	(20,166,357)	(32,692)	(20,375,446)

Minority interest	501,666	—	996,994	—	1,001,782

Loss from operations	(14,814,546)	(14,302)	(19,169,363)	(32,692)	(19,373,664)
Interest income	24,553	—	24,553	—	24,553
Net loss to common stockholders	$(14,789,993)	$(14,302)	$(19,144,810)	$(32,692)	$(19,349,111)

Basic and diluted loss per common share	$(.15)	$(.01)	$(.25)	$(.01)

Basic and diluted weighted average common shares outstanding	95,831,341	2,660,000	75,475,782	2,660,000

See accompanying notes to financial statements.

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
Consolidated Statements of Cash Flows

	Nine Months Ended May 31,
	2005	2004	June 18, 2002 (Inception) to May 31, 2005
Cash Flows from Operating Activities:
Net loss	$(19,144,810)	$(32,692)	$(19,349,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	8,143,247	—	8,143,247
Minority interest	(996,994)	—	(1,001,782)
Loss on equity investments	77,882	—	77,882
Depreciation, depletion and amortization	2,209,572	—	2,224,260
Impairment of oil and gas properties	5,710,416	—	5,710,416
Changes in working capital:
Increase in accounts receivable	(40,538)	—	(40,538)
Increase in prepaid expenses, advances to operators and other	(1,419,324)	1,260	(1,429,640)
Increase in accounts payable and accrued expenses	2,533,749	—	2,636,558

Net cash used in operating activities	(2,926,800)	(31,432)	(3,028,708)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	(12,054,378)	—	(15,175,722)
Purchase of furniture and equipment	(121,005)	—	(121,005)
Camden acquisition deposit	(5,000,000)	—	(5,000,000)

Net cash used in investing activities	(17,175,383)	—	(20,296,727)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	25,364,936	—	27,343,436
Proceeds from issuance of debt	1,600,000	—	3,551,500
Proceeds from minority interest owner	601,666	—	701,666
Repayment of debt	(613,866)	—	(823,866)

Net cash provided by financing activities	26,952,736	—	30,772,736

Net Increase (Decrease) in Cash	6,850,553	(31,432)	7,447,301
Cash, Beginning of Period	596,748	31,627	—

Cash, End of Period	$7,447,301	$195	$7,447,301

See accompanying notes to financial statements.

MAVERICK OIL AND GAS, INC.
(A Development Stage Entity)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Maverick Oil and Gas, Inc. (“Maverick”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Maverick believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Maverick’s 2004 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2005.

Maverick follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, Maverick has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three and nine months ended May 31, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, Maverick’s net loss and net loss per share would have been:

	Three months ended May 31,		Nine months ended May 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(14,789,993)	$(14,302)	$(19,144,810)	$(32,692)
Add: Stock-based employee compensation expense included in reported net income determined under APB No. 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	—	—	—	—

Pro forma net income (loss)	$(14,789,993)	$(14,302)	$(19,144,810)	$(32,692)

Earnings per share:
Basic — as reported	$(0.15)	$(0.01)	$(0.25)	$(0.01)
Basic — pro forma	$(0.15)	$(0.01)	$(0.25)	$(0.01)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ADOPTED IN CURRENT YEAR

Equity Method

Under the guidance of Emerging Issues Task Force D-46, “Accounting for Limited Partnership Investments” Maverick uses the equity method to account for all of its limited partnership and membership interests that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the equity method of accounting, Maverick’s proportionate share of the investees’ net income or loss is included in “Loss on equity investments” in the condensed consolidated statements of operations. Any excess investment is evaluated each reporting period for impairment.

NOTE 3 — INVESTMENT IN LIMITED PARTNERSHIP

PHT Resendez, L.P.

On October 5, 2004, Maverick purchased a 19.8% interest of PHT Resendez, L.P. (“PHT Resendez”), a Delaware limited partnership, in exchange for a capital contribution of $1,000,000. PHT Resendez was formed to purchase leasehold interests in certain oil and gas prospects on 1,248.2 acres located in Zapata County, Texas.

As of May 31, 2005, the value of the investment is $922,118. Maverick recorded a $77,882 loss on the investment.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed first to all limited partners to the extent of their unreturned capital balances until all unreturned capital balances have been returned and then 75% to the limited partners in proportion to their respective percentage interests and 25% to PHT Gas, LLC.

NOTE 4 — NOTES PAYABLE

3% unsecured demand notes

On October 12, 2004, MBE borrowed $300,000 pursuant to a 3% unsecured demand note payable and repaid the loan as of February 28, 2005.

On October 29, 2004, MBE borrowed $300,000 pursuant to a 3% unsecured demand note payable and repaid the loan as of May 31, 2005.

NOTE 5 — CONVERTIBLE DEBENTURE

On November 18, 2004, Maverick borrowed $1,000,000 pursuant to a convertible note agreement with DDH Resources II, Limited (“DDH”). The convertible note is due at the earliest of six months or when Maverick completes an equity raise of at least $5,000,000. Interest accrues at 12% per annum. At maturity date or at the option of the lender, the note and accrued interest shall be convertible into shares of common stock at a conversion rate of $1.10. To induce DDH into making the loan, Maverick issued 500,000 warrants exercisable for 3 years at $2.00. Based on the conversion rate of $1.10, Maverick has recorded a beneficial conversion feature on the note in the amount of $626,914 which was recorded as a note discount. In addition, Maverick valued the warrants, via the Black-Scholes method, and an additional $263,278 discount on the note was recorded. This discount is being amortized over the life of the loan. As of May 31, 2005, Maverick had amortized the entire discount. On March 1 2005, DDH exercised its option to convert this note into 942,565 shares of common stock.

As of August 31, 2004 Maverick issued a 12% Senior Secured Note dated July 14, 2004 of $1,850,000 to the Trident Growth Fund, LP (“Trident”). On January 16, 2005, because Maverick was not in compliance with its obligation under the loan agreement, Trident agreed to modify the loan agreement to the following terms: The note became convertible commencing January 16, 2005 and terminating March 31, 2005, all amounts due and owing under the note shall, at the option of Trident, be converted into shares of common stock at a conversion rate of $1.00. Based on the conversion rate of $1.00, Maverick has recorded a beneficial conversion feature on the note in the amount of $1,165,000 which was recorded as a note discount. This discount is being amortized over the life of the loan. As of May 31, 2005, Maverick had amortized the entire discount.

On March 7, 2005, the Trident note was converted into 1,850,000 shares of common stock.

NOTE 6 — STOCKHOLDERS’ EQUITY

As disclosed in Note 5, Maverick issued 500,000 warrants, exercisable for 3 years, to purchase its common stock at $2.00.

In January and February 2005, Maverick issued 28,435,000 shares of common stock for net proceeds of $25,396,291 in a private placement to investors.

In February 2005, Maverick issued 125,000 shares of common stock valued at $1.59 per share to Westport Strategic Partners for services.

On March 10, 2005, Maverick issued 4,500,000 shares of common stock and options and warrants to purchase an aggregate of 4,500,000 shares of our common stock to the former member of Hurricane Energy, LLC, in connection with our purchase of all the membership interests of Hurricane. Options to purchase 3,690,000 shares of common stock were issued under the 2005 Stock Incentive Plan at an exercise price of $2.395 per share. Maverick also issued warrants to purchase 810,000 shares of our common stock. One-half of these warrants are exercisable commencing on the first anniversary of the closing at an exercise price of $1.75 per share. The balance of the warrants can be exercised commencing on the second anniversary of the closing at an exercise price of $1.92 per share. The warrants have the term of three years.

During March 2005, Maverick issued warrants to purchase 200,000 shares of its common stock at an exercise price of $1.25 per shares to a third party in consideration of consulting services.

During March 2005, the Company issued 1,600,000 shares to DDH Resources II, Limited, and 250,000 shares to Trident Growth Fund, LP, each in conversion and full payment of approximately $1,850,000 principal amount remaining due under a note issued by its subsidiary.

NOTE 7 — HURRICANE ENERGY, LLC TRANSACTION

On March 10, 2005, Maverick acquired 100% of the outstanding membership interests of Hurricane Energy, LLC, a Delaware Limited Liability Company (“Hurricane”). Hurricane’s membership interests were acquired for aggregate consideration of 4.5 million shares of Maverick’s common stock, and a combination of options and warrants to acquire an additional 4.5 million shares of Maverick’s common stock. The aggregate fair value of Maverick’s equity instruments issued as consideration for Hurricane’s membership interests totaled $16,113,443.

Since Hurricane remained a development stage company from its inception (on November 23, 2003) through the date of the acquisition, and since at the time of the acquisition its management team consisted of its principal assets, the transaction has not been accounted for as a business combination, but rather, as a purchase of the net assets acquired.

The membership interests of Hurricane were acquired from a group of 11 members, eight of whom owned approximately 22% of Hurricane (the “Hurricane Investors”), and three of whom managed and owned approximately 78% of Hurricane (the “Hurricane Founders”). The Hurricane Founders agreed to become the executive officers of Maverick.

The 4.5 million shares of Maverick common stock were valued at $11,790,000. Of the 4.5 million shares of Maverick’s common stock issued, 3,510,000 shares were issued to the Hurricane Founders and 990,000 shares were issued to the Hurricane Investors. At closing, 1,125,000 (25%) of the shares were issued to the Hurricane Founders and the Hurricane Investors. The remaining 3,375,000 shares (75%) are being held in escrow until the first anniversary of the transaction. To receive the balance of their shares, the Hurricane Founders must continue to be employed at the first anniversary. As of May 31, 2005, Maverick has expensed $6,258,148 of the fair value of these shares and allocated $71,608 to the value of the net assets acquired from Hurricane. The remaining balance of $5,460,244, relating solely to the Hurricane Founders’ shares being held in escrow, is being accounted for as deferred compensation and will be recognized ratably as an expense up through the first anniversary.

Of the options and warrants issued, options to acquire 3,690,000 shares of Maverick’s common stock were issued to the Hurricane Founders in connection with their agreement to become Maverick’s executive officers (the “Hurricane Founders’ Options”) and warrants to acquire 810,000 shares of Maverick’s common stock were issued to the Hurricane Investors (the “Hurricane Investors’ Warrants”). The

Hurricane Founders’ Options vest at 20% per annum assuming continued employment. The intrinsic value of the Hurricane Founders’ Options on the date of grant was $830,250 and is being expensed ratably over the next sixty months. As of May 31, 2005, Maverick has expensed $34,594 of the value of the Hurricane Founders’ Options. The fair value of the Hurricane Investors’ Warrants was $957,747 and has been fully expensed as of May 31, 2005.

NOTE 8 — SUBSEQUENT EVENTS AND CONTINGENCIES

On April 7, 2005, Maverick entered into a definitive Stock Purchase Agreement to acquire 100% of the outstanding shares of Camden Resources, Inc. (“Camden”), a Dallas, Texas based private oil and gas producer for $88 million. On that date, Maverick also paid $5 million to Camden as an earnest money deposit to be applied to the purchase price for the shares. The terms of the Stock Purchase Agreement provided for the circumstances under which the deposit was to have been either returned to Maverick or retained by Camden as liquidated damages, if a closing of the transaction did not occur.

Closing of the transaction, which was otherwise scheduled to occur on June 10, 2005, did not occur because certain closing conditions were not satisfied by that date. As a result of the circumstances that in its view precluded the closing, Maverick did not proceed with the transaction. On July 6, 2005, Maverick commenced an action in Dallas County District Court against Camden, Camden Oil & Gas, Inc., Louisa K. Becker, James Dettl, Steven K. Miller, Bryant H. Patton, Marcus W. Rhoades, Robert N. Skinner, and Yorktown Energy Partners IV, L.P. to recover the $5 million earnest money deposit as well as to obtain declaratory and injunctive relief and damages for breaches of contract, statutory and common law fraud, and violations of the Texas Securities Act. In view of the early stage of the proceedings, Maverick is presently unable to predict with any certainty the outcome of this matter.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. In connection with our overall business objectives, we expect to be able to complete the development of our existing projects and implement an aggressive growth strategy. This assumes however, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource project management services on terms satisfactory to us. Our ability to accomplish these objectives, however, depends upon among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Overview

We are an early stage independent energy company engaged in oil and gas exploration, exploitation, development and production. We currently participate in these activities through the interests we hold in oil and gas exploration and development projects in Texas and Colorado. Our strategy is to expand our operations by acquiring additional exploration opportunities and properties with existing production, taking advantage of the industry experience of our new management team and modern techniques such as horizontal drilling and 3D seismic analysis.

Our management team, led by our Chief Executive Officer, Mr. V. Ray Harlow, has significant industry experience and a proven record of success. In addition, we have recently added three senior staff in the disciplines of Geology/Geophysics, Petroleum Engineering and Land Management, and believe that our new management team will increase our profile within the industry and lead to additional acquisition, development, and financing opportunities.

Our operations are focused on identifying and evaluating prospective oil and gas properties and contributing capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects directly, as well as indirectly as equity participants.

To date we have not been involved as the operator of the projects in which we participate. Instead, we have relied on others for drilling, delivering any gas or oil reserves we discover, and negotiating all sales contracts. With our new management team and strategic direction, we expect to act as the operator of certain of the projects in which we participate in the future, and such operatorship will be a key component of our strategy to increase our reserves and production.

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

We intend to rely on leading third party sources of outsourced drilling and exploration services as appropriate. We expect that this will allow us to achieve significant cost savings and operational efficiencies by outsourcing an appropriate level of the capital-intensive aspects of our business. We believe that our business model will permit us to maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts, and capitalize on the experience of our management team and consultants.

Our current projects are focused on low-risk exploratory drilling and development drilling in areas of our prior exploration successes. Each project is screened on available geologic and engineering data, surrounding production from similar wells, and proximity to infrastructure. We utilize a risk-based economic evaluation that compares various production and price scenarios to rank projects for investment. Our overall business plan employs the same technique for price and production.

To date, we have chosen to focus our acquisition, exploitation, and development activities primarily in Texas and Colorado. This region is characterized by potentially long-lived reserves with predictable and relatively low production depletion rates, multiple geologic targets that decrease risk, strong natural gas prices, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and limited federal land or land access impediments. Our strategy is to identify projects that fit our investment and production criteria, so as to enhance production and cash flow and optimize the use of our investment capital.

Our development efforts have initially focused on four projects in Texas and one in Colorado. Preliminary drilling results have suggested that at least two of the four Texas projects and the Colorado project could contain significant reserves that could be extracted at commercially attractive prices. However, drilling has only recently commenced on these properties, and so we cannot be sure that our expectations will be realized. Estimates of oil and gas reserves are developed through a subjective process that depends upon many assumptions, and some or all of those assumptions may not be realized.

Given the current economic dynamics of record-high market prices for oil and natural gas and our efficient operating model, we believe there exists the opportunity for a development stage energy company like ourselves to successfully compete in our chosen market.

Our principal offices are located at 888 East Las Olas Boulevard, Suite 400, Fort Lauderdale, Florida 33301. Our telephone number is (954) 463-5707.

Recent Transactions

On April 7, 2005, we entered into a definitive Stock Purchase Agreement to acquire 100% of the outstanding shares of Camden Resources, Inc. (“Camden”), a Dallas, Texas based private oil and gas producer for $88 million. On that date we paid $5 million to Camden as an earnest money deposit to be applied to the purchase price for the shares. The terms of the Stock Purchase Agreement provided for the circumstances under which the deposit was to have been either returned to us or retained by Camden as liquidated damages, if a closing of the transaction did not occur.

Closing of the transaction, which was otherwise scheduled to occur on June 10, 2005, did not occur because certain closing conditions were not satisfied by that date. As a result of the circumstances that in our view precluded the closing, we did not proceed with the transaction and requested the return of the $5 million earnest money deposit. Camden has, thus far, denied our request and we have instituted litigation against Camden and the selling shareholders under the Stock Purchase Agreement, to seek recovery of our earnest money deposit.

Our Current Projects

Maverick Basin

On July 28, 2004, we acquired a 74.25% Class A membership interest in Maverick Basin Exploration, LLC, a Delaware limited liability company (“MBE”). MBE is an oil and gas exploration and production company that has entered into an exploration and joint operating agreement with Blue Star Operating, Inc., an oil and gas exploration and production company based in Dallas, Texas (“Blue Star”). This operating agreement gives MBE the right to drill four wells in order to secure a 10,240-acre parcel in the Maverick Basin in Texas, which is located adjacent to the Mexican border. The operating agreement requires MBE to advance the drilling costs for the first two wells while the drilling costs for the second two wells are to be shared proportionately. Any revenues that are generated from the first two wells are to be applied to MBE’s costs before being proportionately split. Within three months of fulfilling its obligations with respect to the first parcel, MBE can exercise an option to a second 10,240-acre parcel on the same terms. Part of the acquisition cost for the right to enter into the Blue Star operating agreement required MBE to assign, at payout, a 25% back-in working interest to a third party.

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

There have been 3 wells drilled to date. The Denman #1 well is currently producing gas at very low rates into the sales line. The Travis #1 and Denman #2 wells have not tested at commercial rates and have been shut-in. We have decided to cease our participation in any further development activities for this project.

As a result of our decision to cease participation in any further activities in this project, during our third quarter we wrote this project off, recognizing $3,018,306 in impairment and $1,993,954 in exploration expenses.

Barnett Shale

We also hold a 50% membership interest in RBE LLC, a Delaware limited liability company (“RBE”), that was formed to explore for oil and gas in the Barnett Shale area of North Texas. We acquired our interest in RBE during August 2004 from Ferrell RBE Holdings, LLC (“Ferrell RBE”) in consideration for a total payment of $2 million, of which $1 million was paid in respect of the purchase price of the interest and the balance represents our assumption of Ferrell RBE’s obligation to make a $1 million capital contribution to RBE. Of this amount, $400,000 was paid in November 2004 and the balance of $600,000 was paid during the second quarter of fiscal 2005.

RBE acquired a working interest of 50% in approximately 10,400 leasehold acres and of 100% in approximately 1,942 leasehold acres in Wise County, Texas. The interests acquired are subject to a 25% royalty. Eight wells must be drilled by July 2006 in order to retain our leasehold rights on approximately 1,942 of these acres. One well must be drilled by September 2005 in order to retain our leasehold rights on approximately 10,400 of these acres. Drilling is complete on the initial test well, the Pauline Cook #1 which was drilled on the 100% acreage. Completion is scheduled for August, 2005.

RBE has two separate classes of ownership interest, Class A and Class B, with each Class owning 50% of RBE. We acquired our 50% Class A interests from Ferrell RBE Holdings, LLC. Ferrell RBE is the manager of RBE and owns a 40% Class B interest and has assigned its remaining 10% Class B interest to Bamco Gas, LLC. RBE can require that members make additional capital contributions in accordance with their respective percentage membership interests. Failure of any member to make a capital contribution will result in that member’s percentage interest being reduced proportionately and the percentage interests of contributing members being increased proportionately.

As manager, Ferrell RBE is charged with making all decisions and taking all actions regarding RBE’s business. The members may, however, remove a manager at any time with or without cause by vote of members holding a majority of all membership interests.

The RBE operating agreement provides that the manager has sole discretion as to the amounts and timing of any distributions to members, subject to the retention of, or payment to, third parties of such funds as it shall deem necessary with respect to the reasonable business needs of RBE, which shall include the payment or the making of provision for the payment when due of its obligations, including the payment of any management or administrative fees and expenses or any other obligations.

The RBE operating agreement provides that cash distributions by RBE are to be made first to the Class A members until the aggregate distributions made to the Class A members equals $1,000,000 and then to the Class A and Class B members in the proportion to their ownership interests.

Zapata County

We acquired a 19.8% limited partnership interest in PHT Resendez Partners, L.P. (“PHT Resendez”) on October 5, 2004 in return for an initial capital contribution of $1,000,000. PHT Resendez acquired a 67% working leasehold interest on approximately 1,248 acres located in Zapata County, Texas. This results in us having a 13.3% working interest (10.002% net revenue interest) in this acreage. The initial test well known as the Resendez #1 has been drilled and completed and production facilities and sales pipelines have been installed. Gas production and sales commenced on April 29, 2005 and the well is currently producing approximately 2.0mmcf/d.

We also acquired a 31.25% working interest in the La Duquesa project on approximately 1,248 acres, also in Zapata County, Texas. The initial well on this project has been successfully completed and has tested at rates of 2,650 MCFD and 62 BCPD with flowing tubing pressure of 6,800 psig. The well is currently shut in awaiting installation of surface facilities and pipeline connection. Initial sales are anticipated in August, 2005.

Whitewater

On February 1, 2005, Maverick Whitewater, LLC (“Maverick Whitewater”), a wholly owned subsidiary that we formed to explore for oil and gas in Northern Colorado, paid $3,600,000 to South Oil, Inc. to acquire a 30% interest in approximately 42,197.52 gross and 40,463.84 net mineral acres in Mesa and Delta Counties in Colorado. The conveyance also included two shut-in gas wells and a pipeline tap. The interest was acquired subject to a 12.5% carried working interest, proportionately reduced, in favor of prior parties in interest. To date, six successful delineation wells have been drilled. These wells have been tested at rates as high as 1.2 mmcf/d. We estimate another twenty-one wells could be drilled during the remainder of 2005. Plans to connect to the Trans Colorado pipeline are under development and sales could commence late in the fourth calendar quarter of 2005.

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

Turner/LaEscalera

On February 14, 2005, Maverick Turner Escalera, LLC, (“Maverick Turner Escalera”), a wholly owned subsidiary that we formed to explore for oil and gas in West Texas, paid $1,200,000 to South Oil, Inc. to acquire a 9.625% interest in 17,800.07 option acres with drill-to-earn terms in Tom Green County, Texas, and a 17.5% interest in 1631.25 leasehold acres in Pecos County, Texas. We subsequently acquired 605.5 acres in Pecos County, Texas, subject to a 12.5% carried working interest and a 12.5% back-in after payout to prior parties in interest.

Six wells have been drilled on the Turner Ranch portion of the project resulting in five marginal producers and one dry hole with production rates in all wells less than expected. Of the five wells that have been tested, only one has been deemed capable of producing at commercial levels. Thus, a total charge of $176,636 was made to exploration expense during our third quarter for the four unsuccessful wells. A seventh well is being drilled. We may determine to cease future participation in development activities in the Turner Ranch portion of this project in the absence of future positive developments from this well or otherwise.

The initial test wells on the La Escalara portion of the project are currently being evaluated.

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

Results of Operations for the three months and nine months ended May 31, 2005 and 2004.

We earned our initial revenues from operations of $46,129 during the three months ended May 31, 2005, compared to no revenue earned for the comparable quarter for 2004. We expect that revenues will remain at modest levels until such time as our ongoing projects are able to produce additional quantities of oil and gas.

As of May 31, 2005, various projects remain in the exploration and investigation stage, with drilling efforts still in the early stage. Accordingly, no material reserves have yet been established.

We incurred total expenses of $15,362,341 and $20,212,486 during the three and nine month periods ended May 31, 2005. This compares to total expenses of $14,302 and $32,692 incurred during the three and nine month periods ended May 31, 2004. For the three and nine months ended May 31, 2005, our expenses principally consisted of exploration expenditures of $1,925,324 and $1,995,173, impairment of oil and gas properties of $3,018,306 and $5,710,416, amortization of $881,175 and $2,158,506, and general and administrative expenses of $1,472,687 and $2,025,096 and $7,250,489 expensed during the three and nine month periods for the value of the shares issued for the Hurricane transaction.

During our third fiscal quarter, we instituted litigation to recover a $5 million earnest money deposit paid in connection with our attempted purchase of the shares of Camden Resources, Inc. There is no assurance we will be successful in that litigation and an adverse outcome would result in our loss of the $5 million deposit, and a charge to earnings in a comparable amount. It is still too early in the proceedings to determine the likely outcome with any certainty.

Liquidity and Capital Resources

Net cash used by operating activities during the nine months ended May 31, 2005 was $2,926,800 compared to net cash used of $31,432 during the nine months ended May 31, 2004. The primary use of cash in operating activities was to fund the net loss and prepay drilling operators. Net cash used in investing activities for the nine months ended May 31, 2005 was $17,175,383 and primarily consisted of the purchase of oil and gas interests and the deposit for the Camden transaction as compared to $0 used for investing activities during the nine months ended May 31, 2004.

Net cash provided by financing activities during the nine months ended May 31, 2005 was $26,952,736 and consisted primarily of the issuance of equity compared to $0 during the nine months ended May 31, 2004.

During our second fiscal quarter of 2005, we completed a private financing of $28,435,000 involving the sale of 14,217,500 investment units at $2.00 per unit. Each unit consisted of two shares of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $2.00. The units were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) and Rule 506 of that Act.

Working capital increased $7,506,057 during the nine-month period ended May 31, 2005 to a surplus of $5,845,630 as compared to a deficit of $1,660,427 as of August 31, 2004. This increase is primarily due to the $1,850,000 conversion of the Trident note, a $6,850,553 increase in cash, a $1,445,867 increase in prepaid drilling costs and prepaid expenses, and these amounts were offset by a $2,533,749 increase in payables related to our oil and gas activities.

Our plan of operation for the next 12 months is to attempt to conduct oil and gas exploration, development and production.

Our working capital position was substantially increased during the nine-month period ended May 31, 2005, when we completed a private financing of $28,435,000 and the debt of MBE to Trident was repaid by converting it into 1,850,000 shares of our common stock.

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

During our third fiscal quarter, we paid $5 million as an earnest money deposit towards the purchase of the shares of Camden Resources, Inc. Closing of the transaction, which was otherwise scheduled to occur on June 10, 2005, did not occur because certain closing conditions were not satisfied by that date. As a result of the circumstances that in our view precluded the closing, we did not proceed with the transaction and requested the return of the $5 million earnest money deposit. Camden has, thus far, denied our request and we have recently instituted litigation against Camden and the selling shareholders under the Stock Purchase Agreement to seek recovery of our earnest money deposit. There is no assurance we will be successful in the litigation, and an adverse outcome would result in our loss of the $5 million deposit, and a charge to our earnings in a comparable amount. It is still too early in the proceedings to determine the likely outcome with any certainty.

We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. Our capital needs have been principally met through proceeds from the sale of our equity and debt securities.

Although our auditor’s report as of and for the year ended August 31, 2004, contained a “going concern” qualification, we believe that it is no longer an accurate reflection of our current financial position. As a result of our recent financing transactions during fiscal 2005, we believe that our current capital resources are sufficient to maintain our operations over the course of the next twelve months. This includes payment of our anticipated overhead expenses and current liabilities. Our current capital resources, however, are not sufficient to fund development and drilling of our existing projects, or to fund the acquisition of additional oil and gas properties. Depending upon the number, type and depth of the wells we choose to drill, we could expect to spend between $10 million to $20 million over the next 12 months, to complete the development of our current projects. This is irrespective of any cash flow that we may generate from oil and gas production, if at all. In addition, we will require further capital to finance the acquisition of additional oil and gas properties. We will, therefore, continue to seek to raise capital over the next 12 months as we attempt to finance the development of our existing projects and in order to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 6, 2005, we commenced an action in Dallas County District Court against Camden Resources, Inc., Camden Oil & Gas, Inc., Louisa K. Becker, James N. Dettl, Steven K. Miller, Bryant H. Patton, Marcus W. Rhoades, Robert N. Skinner, and Yorktown Energy Partners IV, L.P. (“Defendants”) to recover a $5 million earnest money deposit that we provided pursuant to that certain Stock Purchase Agreement, entered into by the parties on April 6, 2005, as well to obtain declaratory and injunctive relief and damages for breaches of contract, statutory and common law fraud, and violations of the Texas Securities Act. In view of the early stage of the proceedings, we are presently unable to predict with any certainty the outcome of this matter.

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

During March 2005, we issued 942,565 shares to DDH Resources II, Limited in conversion and full payment of a convertible note that was owed by us. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act in reliance on sections 3(a)(9) and 4(2) of the Securities Act.

During March 2005, we issued 1,600,000 shares to DDH Resources II, Limited or its assigns, and 250,000 shares to Trident Growth Fund, LP, each in conversion and full payment of approximately $1,850,000 principal amount remaining due under a note issued by our subsidiary. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act in reliance on sections 3(a)(9) and 4(2) of the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

Pursuant to an Information Statement dated April 29, 2005, effective as of May 31, 2005, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 100 million shares to 200 million shares. The action was approved pursuant to written consent by the holders of a majority of our shares (approximately 51.2 million shares). No meeting was held and no proxies were solicited.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description
2.2	LLC Interest Purchase Agreement dated March 9, 2005 between the Registrant and the Members of Hurricane Energy, LLC (1)
3.3	Certificate of Amendment to the Articles of Incorporation (3)
10.20	Registration Rights Agreement dated March 9, 2005 between the Registrant and the Founders of Hurricane Energy, LLC (1)
10.21	Escrow Agreement dated March 9, 2005 between the Registrant and the Members of Hurricane Energy, LLC (1)
10.22	Employment Agreement dated March 9, 2005 between the Registrant and V. Ray Harlow (1)
10.23	Employment Agreement dated March 9, 2005 between the Registrant and John A. Ruddy (1)
10.24	Employment Agreement dated March 9, 2005 between the Registrant and James Parrish (1)
10.25	The Registrant’s 2005 Stock Option Plan (1)
10.26	Stock Purchase Agreement dated as of April 6, 2005 among Louisa K. Becker, James N. Dettl, Steven K. Miller, Bryant H. Patton, Marcus W. Rhoades, Robert N. Skinner and Yorktown Energy Partners IV, L.P., (Sellers), Camden Resources, Inc. and Maverick Oil and Gas, Inc.(2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(4)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(4)

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2005

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 12, 2005

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 3, 2005

(4) Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 19, 2005	MAVERICK OIL AND GAS, INC. /s/ V. Ray Harlow V. Ray Harlow Chief Executive Officer /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002