Form 10KSB
period 2005-08-31
MAVERICK OIL & GAS, INC.
filed 2005-11-29
CIK 1193159

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended August 31, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                          to                         .

Commission File Number 000-50428

MAVERICK OIL AND GAS, INC.
(Name of Small Business Issuer in Its Charter)

Nevada	98-0377027

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

888 East Las Olas Boulevard, Suite 400 Ft. Lauderdale, Florida	33301

(Address of principal executive offices)	(Zip Code)

(954) 463-5707

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $.001 Par Value	NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 Par Value per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year:   $283,785.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the registrant’s common stock as reported on the OTC Bulletin Board on November 22, 2005, was $45,583,377.

As of November 22, 2005, 96,472,565 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. In connection with our overall business objectives, we expect to be able to complete the development of our existing projects and implement an aggressive growth strategy. This assumes, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource certain drilling and field management services on terms satisfactory to us. Our ability to accomplish these objectives depends upon, among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in this Annual Report on Form 10-KSB under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are an early stage independent energy company engaged in oil and gas exploration, exploitation, development and production. Our business model is focused on acquiring existing production, as well as development and exploitation properties, and the drilling of lower-risk prospects involving development wells within mature fields with a production history, step-out exploration in areas of existing production, as well as recompletions and workovers of existing wells.

Our operations are focused on identifying and evaluating prospective oil and gas properties and contributing capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects directly, as well as indirectly as equity participants in our subsidiaries and other investees. Until recently, we have not been involved as the operator of the projects in which we participate. Instead, we have relied on others for drilling, delivering any gas or oil reserves we discover, and negotiating all sales contracts. Recently, however we have become the operator of two of our existing projects, and we expect to act as the operator of certain of the projects in which we participate in the future. Such operatorship will be a key component of our strategy to increase our reserves and production.

On March 10, 2005, we acquired all of the outstanding membership interests of Hurricane Energy, an early-stage independent oil and gas business founded in 2003 that targeted the acquisition of producing, development, and exploitation reserves principally in the U.S. Gulf Coast region. Although it was in active discussions regarding a number of potential property acquisitions, Hurricane Energy had minimal tangible assets at the time we acquired it, with its principal assets being Mr. V. Ray Harlow, our current Chief Executive Officer and his team of experienced oil and gas managers, their industry contacts and knowledge of potential projects, and their existing strategic relationships with third party vendors that can provide outsourced operational support on current and future projects.

We intend to rely on leading third party sources of outsourced drilling and field management services, as necessary. We expect that this will allow us to achieve significant cost savings and operational efficiencies by outsourcing an appropriate level of the capital-intensive aspects of our business. We believe that our business model will permit us to maximize the use of our otherwise limited resources, reduce the risk of unsuccessful drilling efforts, and capitalize on the experience of our management team and consultants.

Our development efforts have initially focused on six projects; four of which are in Texas, one in Colorado and one in Arkansas. Preliminary drilling results and comprehensive technical evaluations have suggested that at least two of the four Texas projects, the Colorado and the Arkansas project could contain substantial reserves that could be extracted at commercially attractive prices. However, drilling has only recently commenced on certain of the Texas and Colorado properties, and we are still in the lease acquisition phase in Arkansas. As a result, we cannot be sure that our expectations will be realized. Estimates of oil and gas reserves are developed through a subjective process that depends upon many assumptions, and some or all of those assumptions may not be realized.

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

Our current projects are focused on low-risk exploratory drilling and development. Each project is screened on available geologic and engineering data, surrounding production from similar wells, and proximity to infrastructure. We utilize a risk-based economic evaluation that compares various production and price scenarios to rank projects for investment. Our overall business plan employs the same technique for price and production.

To date, we have chosen to focus our acquisition, exploitation, and development activities primarily in Texas, Colorado and Arkansas. These regions are characterized by potentially long-lived reserves with predictable and relatively low production depletion rates, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and limited federal land or land access impediments. Management’s strategy is to identify projects that fit our investment and production criteria, so as to enhance production and cash flow and optimize the use of our investment capital.

We are managed by a small highly experienced team of employees and some retained consultants focused on finding and structuring attractive oil and gas investment opportunities and then extracting the maximum value from them. Our goal is to create long-term value for our investors by building a significant oil and natural gas reserve base. We seek to acquire and exploit properties with the following characteristics:

      • locations within or close to areas with an established production history and infrastructure

      • multiple productive sands and reservoirs

      • current production levels with significant identified proven and potential reserve upside opportunities

      • the opportunity to obtain a significant interest as well as operatorship

We believe significant competitive opportunities are available to us primarily because large energy companies continue to focus their attention and resources on the discovery and development of large oil and gas fields, while divesting themselves of lower producing mature fields. Also, the recent economics of the oil and gas market have improved as prices have risen substantially. Given these conditions and our efficient operating model, we believe that we have the opportunity, as a small independent energy company, to successfully compete in our chosen market.

Our principal offices are located at 888 East Las Olas Boulevard, Suite 400, Fort Lauderdale, Florida 33301. Our telephone number is (954) 463-5707.

Projects

Fayetteville Shale

In September 2005, through our wholly-owned subsidiary, Maverick Woodruff County, LLC, we initiated efforts to develop oil and gas properties located within the Fayetteville Shale play in Arkansas and commenced actively acquiring acreage in Woodruff and Saint Francis Counties in Northeastern Arkansas. Pursuant to a participation agreement, we will have a 45% working interest in the project while sharing the cost of acquiring the leases and developing the play with another exploration and production company and a financial investor. We will also be the operator of the project.

We have set a target for Maverick Woodruff County, LLC to acquire 150,000 net mineral acres (67,500 net acres to Maverick). To date, we have fully executed leases on approximately 11,000 acres and have another 71,000 acres under contract pending title work for a total of 82,000 acres committed to date.

We anticipate the total cost to Maverick to secure the target level of leased acreage to be approximately $16 million. We plan to commence drilling operations during the first quarter of 2006, and drill an initial series of six to eight test wells. Following full interpretation of data gathered during this operation, we expect to initiate a full development program by mid-year 2006.

Data published by other operators in this play, which we have not independently verified, indicates that development of the Fayetteville Shale is likely to be based on wells spaced on approximately 100 acre producing units, which could yield reserves in the neighborhood of 1.5 BCF per well. At these metrics, our target position of 67,500 acres net to Maverick could yield total reserves of 1.0 TCF net to Maverick.

Barnett Shale

We also hold a 63% membership interest in RBE LLC, a Delaware limited liability company (“RBE”), that was formed to explore for oil and gas in the Barnett Shale area of North Texas. We acquired a 50% interest in RBE during August 2004 from Ferrell RBE Holdings, LLC (“Ferrell RBE”) in consideration for a total payment of $2 million, of which $1 million was paid to Ferrell RBE and the balance represents our assumption of Ferrell RBE’s obligation to make a $1 million capital contribution to RBE. We paid $400,000 of this assumed obligation in November 2004 and the balance of $600,000 during the second quarter of fiscal 2005.

RBE owns a working interest of 50% in approximately 10,400 leasehold acres in Wise County, Texas operated by Devon Energy. It also owns a working interest of 100% in approximately 1,942 leasehold acres in Wise County, Texas, that until recently was operated by Reichmann Petroleum and is now operated by us. The interests acquired are subject to a 25% royalty. RBE must drill eight wells by July 2006 to retain its leasehold rights on the 1,942 acre tract. Drilling is complete on the initial test well within the 1,942 acre tract, the Pauline Cook #1, and this well is flowing to sales. The Portwood 4H well was recently drilled on the Devon operated portion of the project and started flowing to sales in September 2005. This allowed RBE to retain its leasehold rights with respect to the 10,400 acres.

From inception of the project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of the 1,942 acre portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell in consideration for the purchase price of $1,750,000 and 250,000 shares of our common stock. Of the purchase price, $250,000 has been paid and the balance of $1,500,000 must be paid on or before January 19, 2006, subject to our completion of an audit of financial and other data relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, we became the managing member of RBE and operator of the 1,942 acre portion of the project.

The RBE operating agreement provides that cash distributions by RBE are to be made first to us until the aggregate distributions equal $1,000,000 and then to members in proportion to their ownership interests.

Whitewater

On February 1, 2005, Maverick Whitewater, LLC, a subsidiary that we formed to explore for oil and gas in Colorado, paid $5,600,000 to South Oil, Inc. (including $2,000,000 of prepaid drilling costs) to acquire a 30% interest in approximately 42,197.52 gross and 40,463.84 net mineral acres in Mesa and Delta Counties in Colorado. The conveyance also included two shut-in gas wells and a pipeline tap. The interest was acquired subject to a 12.5% carried working interest, proportionately reduced in favor of prior parties in interest. To date, six delineation wells have been drilled. These wells have been tested as high as 1.2 mmcf/d. We are in the process of assuming operatorship of this project from South Oil and have begun to assess test results and formulate a field development plan, including plans to connect to the Trans Colorado pipeline.

Maverick Whitewater has two separate classes of ownership interest, Class A and Class B. We acquired all of the Class A interests. South Oil, Inc. acquired all of the Class B interests. We serve as the manager of Maverick Whitewater and so are responsible for making all decisions and taking all actions regarding Maverick Whitewater’s business. The operating agreement provides that cash distributions are to be made first to us as the Class A member until the aggregate distributions to us equal our initial capital contribution, and then 85% to us as the Class A member and 15% to the Class B member.

Zapata County

We acquired a 19.8% limited partnership interest in PHT Resendez Partners, L.P. on October 5, 2004 in return for an initial capital contribution of $1,000,000. PHT Resendez has a 67% working leasehold interest on approximately 1,248 acres located in Zapata County, Texas. This results in the Company having a 13.3% working interest (10.002 % net revenue interest) in this acreage. The initial test well, known as Resendez #1, has been drilled and completed and production facilities and sales pipelines have been installed. Gas production and sales commenced during April 2005. We also acquired a 31.25% working interest in the La Duquesa project on approximately 1,248 acres in Zapata County, Texas. The initial well on this project has been successfully completed and gas production and sales commenced during August 2005.

Turner/LaEscalera

On February 14, 2005, Maverick Turner Escalera, L.L.C., a wholly owned subsidiary that we formed to explore for oil and gas in West Texas., paid $1,200,000 to South Oil, Inc. to acquire a 9.625% interest in 17,800.07 option acres with drill-to-earn terms in Tom Green County, Texas, and a 17.5% interest in 1631.25 leasehold acres in Pecos County, Texas. We subsequently acquired 605.5 acres in Pecos County, Texas, subject to a 12.5% carried working interest and a 12.5% back-in after payout to prior parties in interest.

Seven wells have been drilled on the Turner Ranch portion of the project in Tom Green County resulting in six marginal producers and one dry hole with production rates in all wells less than expected. Of the six wells that have been tested, only one has been deemed capable of producing at commercial levels. We have determined to cease future participation in development activities in the Turner Ranch portion of this project.

The two test wells on the La Escalera portion of the project in Pecos County were unsuccessful. Accordingly, we have determined to cease future participation in development activities in the La Escalera portion of the project.

Maverick Basin

On July 28, 2004, we acquired a 74.25% Class A membership interest in Maverick Basin Exploration, LLC, a Delaware limited liability company (“MBE”). MBE is an oil and gas exploration and production company that entered into an exploration and joint operating agreement with Blue Star Operating, Inc., an oil and gas exploration and production company based in Dallas, Texas (“Blue Star”). This operating agreement gave MBE the right to drill four wells in order to secure a 10,240-acre parcel in the Maverick Basin in Texas, which is located adjacent to the Mexican border.

We acquired our interest in MBE in August 2004 in exchange for assuming an obligation to make capital contributions to MBE totaling $4,000,000. We paid these capital contributions in full during the second quarter of our 2005 fiscal year. In addition, we incurred $2.5 million of drilling and other expenses during fiscal 2005 related to this project.

There have been 3 wells drilled to date. These wells have not tested at commercial rates. As a result, we have decided to cease our participation in any further development activities for this project.

Company Background

We were incorporated under the laws of the State of Nevada on June 18, 2002 as Waterloo Ventures Inc. From our inception through April 2004, we were engaged in acquiring and exploring mineral properties. We actively maintained an option to acquire an interest in the “East Red Rock” mineral claim in Ontario, Canada until April 2004, when, in conjunction with a change of control, we elected to suspend all further payments and exploration work needed to maintain the claim in good standing. Accordingly, as of April 2004, we suspended all mineral exploration activities, commenced our oil and gas business, and, by virtue of a merger with a wholly owned subsidiary, changed our name to Maverick Oil and Gas, Inc.

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

We intend to sell our oil and natural gas production under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Under both short-term and long-term contracts, typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated from intervals ranging in frequency from daily to annually.

We have not yet adopted any specific sales and marketing plans. However, as production levels increase, the need to hire sales and marketing personnel will be addressed.

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

As is customary in the oil and gas industry, a preliminary title examination is conducted at the time that we acquire properties believed to be suitable for drilling operations. We rely upon the brokers of the properties to conduct the title examination. We will perform necessary curative work with respect to any significant defects in title prior to proceeding with operations.

Competition

The oil and natural gas business is highly competitive. We compete with private and public companies in all facets of the oil and natural gas business, including suppliers of energy and fuel to industrial, commercial and individual customers. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas prospects and properties as well as for the services of third-party providers, such as drilling companies, upon which we rely. Many of these companies not only explore for, produce and market oil and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do.

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

Employees And Consultants

As we remain in the development stage, our staffing is limited. As of November 15, 2005, we had 11 employees, all of whom are full-time employees. We employ a Chief Executive Officer, Chief Financial Officer and Controller, staff accountant, and two clerical/administrative personnel in our Fort Lauderdale, Florida headquarters. In addition, at our field offices in Dallas and Arkansas, we employ senior geology, land management, petroleum engineering and administrative personnel. We also utilize certain outsourced third parties to provide operational, technical and certain administrative services. As production levels increase, we may find the need to hire additional personnel. None of our employees are represented by a union. We have never experienced an interruption in operations from any kind of labor dispute and we consider the working relationship among our staff to be excellent.

Risk Factors

Our business and an investment in our securities are subject to a variety of risks. The following risk factors could result in a material adverse effect upon our business, financial condition, and results of operations, our ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control.

Risks Relating to Our Business

Our future performance depends on our ability to find, acquire and develop oil and gas properties.

Our future performance depends upon our ability to find, acquire, and develop oil and gas reserves that are economically recoverable. Without successful exploration, exploitation or acquisition activities, we will not be able to develop reserves or generate revenues. No assurance can be given that we will be able to find, acquire or develop reserves on acceptable terms, or that commercial quantities of oil and gas deposits will be discovered sufficient to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of a lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploitation and development may materially exceed initial estimates.

We can provide no assurance that oil and gas will be discovered in commercial quantities in any of our present properties or in properties we may acquire the future. Our success will depend upon our ability to acquire working and revenue interests in properties upon which gas and oil reserves are ultimately discovered in commercial quantities. Although our new management team has significant industry experience, we do not have an established history of locating and developing properties that have oil and gas reserves.

Our business plan is subject to risks inherent in the oil and gas industry.

Our oil and gas interests are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the cost and timing of drilling, completing and operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause exploration, development and production activities to be unsuccessful. This could result in a total loss of our investment in a particular property. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

Development of our current projects and expansion of our operations will require significant capital expenditures which we may be unable to fund.

We have a history of net losses and expect that our operating expenses will increase substantially over the next 12 months as we continue to implement our business plan. Our business plan contemplates the development of our current exploration projects and the expansion of our business by identifying and acquiring additional oil and gas properties. Our plan of operations for the next twelve months anticipates capital spending of approximately $48 million. We need to rely on external sources of financing to meet the capital requirements associated with the development of our current properties and the expansion of our oil and gas operations. We plan to obtain the funding we need through debt and equity markets. We cannot assure you that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms.

We also intend to make offers to acquire oil and gas properties in the ordinary course of our business. If these offers are accepted, our capital needs will increase substantially. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities to acquire new oil and gas properties or default on existing funding commitments to third parties and forfeit or dilute our rights in existing oil and gas property interests.

We are an early stage company implementing a new business plan.

We are an early stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have depended on external financing to sustain our operations. During the years ended August 31, 2004 and 2005, respectively, we reported losses of $155,731 and $29,142,004.

We rely heavily upon reserve estimates when determining whether or not to invest in oil or gas properties.

The oil and gas reserve information that we use in evaluating oil and gas prospects is based on reserve estimates involving a great deal of uncertainty. Different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ from estimates.

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

In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interests rates in effect from time to time and risks associated with us or the oil and gas industry in general.

Our ability to produce sufficient quantities of oil and gas from our properties may be adversely affected by a number of factors outside of our control.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, that the wells may not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic due to pressure depletion, water encroachment, mechanical difficulties, etc, which impair or prevent the production of oil and/or gas from the well.

There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of any oil or gas that we acquire or discover may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

In addition, the success of our business depends upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil and gas drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

Market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the U.S. economic environment, weather conditions, the availability of alternate fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

Changes in oil and gas prices may significantly affect our capital resources, liquidity and expected operating results. Price changes directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment. We do not currently engage in any hedging program to mitigate our exposure to fluctuations in oil and gas prices.

Changes in oil and gas prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and development and exploitation of projects. We expect that oil and gas prices will continue to fluctuate significantly in the future.

Our business may be harmed if we are unable to retain our interests in leases.

All of our properties are held under interests in oil and gas mineral leases. If we fail to meet the specific requirements of each lease, the lease may be terminated or otherwise expire. We cannot assure you that we will be able to meet our obligations under each lease. The termination or expiration of our working interest relating to a lease could harm our business, financial condition and results of operations.

We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the natural gas and oil produced by our leases. We may not be able to obtain any such additional funds on terms acceptable to us, or at all.

Title deficiencies could render our leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. The Company has historically relied upon the judgment of oil and gas lease brokers or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. However, we anticipate that we, or the person or company acting as operator of the wells located on the properties that we lease, will examine title prior to any well being drilled. Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise. Such deficiencies may render the lease worthless.

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

For projects in which we act as the operator, or in which we may act as the operator in the future, we would maintain insurance coverage for our operations with policy limits and retention liability customary in the industry, including limited coverage for sudden environmental damages and for existing contamination. We do not believe that insurance coverage for environmental damages that occur over time or insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. As a result, we may be subject to liability or may lose substantial portions of our properties in the event of certain environmental damages.

In the projects in which we are not the operator, the operator will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We believe the operators of our projects have obtained commercially reasonable insurance coverage for those projects and, therefore, have not acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

We are not obligated to follow any particular criteria for the acquisition of additional oil and gas properties.

Even though we now employ general criteria for the acquisition of oil and gas properties, we are not obligated to follow any specific criteria and may change our criteria from time to time. Our shareholders will not have the opportunity to evaluate or approve any changes in the criteria we use or how we apply those criteria in pursuing the acquisition of additional oil and gas properties.

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

We intend to rely on certain third party vendors for outsourced services.

To maximize the use of our otherwise limited capital and human resources, we intend to rely on third party vendors for outsourced drilling, exploration and other operational services. While we expect that this will allow us to achieve cost savings and operational efficiencies, the use of outsourced resources could expose us to greater risk should we be unable to source critical vendors on a cost budgeted and timely basis. Furthermore, the use of outsourced resources could minimize our ability to control the work product and accountability of such vendors.

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

Risks Relating to our Stock

Our common stock is traded on the OTC Bulletin Board and could be subject to extreme volatility.

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors including events described in the risk factors set forth in this Annual Report, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We will seek to raise additional funds in the future, and such additional funding may be dilutive to shareholders or impose operational restrictions.

We expect to seek to raise additional capital in the future to help fund our acquisition, development, and production of oil and natural gas reserves. Additional equity financing may be dilutive to our shareholders and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

The initial sale or secondary resale of substantial amounts of our common stock in the public markets could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate. Since our operations have been funded primarily through the sale of restricted securities, a significant amount of our issued and outstanding securities have not been eligible for public resale. However, we have agreed to register many of these shares for public resale. When that occurs, additional shares will become eligible for trading. The entry of those shares into the public market, or the mere expectation of the entry of those shares into the market, could adversely affect the market price of our common stock and could impair our ability to obtain capital through securities offerings.

Our largest shareholder has agreed to waive its registration rights in connection with an August 2005 resale prospectus with respect to 20,000,000 shares of our common stock it holds and eight million shares issuable upon exercise of common stock purchase warrants it holds. In return, we have agreed to register the resale of these shares at the beginning of fiscal 2006. This registration and the resale of this many shares, could have an adverse effect on the market price of our common stock at that time, or earlier, based upon the reaction of the market to the potential influx of these shares.

In connection with our acquisition of Hurricane Energy during March 2005, we agreed to register, on behalf of our management team, 200,000 shares by March 2006 and an additional 600,000 shares by March 2007. In addition, we agreed to grant registration rights in connection with the securities privately placed by us during October and November 2005.

Substantial Voting Power Concentrated in the hands of our Principal Stockholders.

Our three largest principal beneficial stockholders, M.V. Oil and Gas Company, Line Trust Corporation Limited and Millenium Global High Yield Fund Limited, own and control over fifty percent of our outstanding common stock. Although they are unrelated, should they wish to act in concert, they would be able to vote to appoint directors of their choice, and otherwise directly or indirectly, control the direction and operation of the Company.

We depend on the continued service of certain executive officers. We can not assure you that we will be able to retain these persons.

Because of their collective industry knowledge, marketing skills and industry relationships, for the foreseeable future, our success will depend largely on the continued services of our three executive officers. They became our executive management team in connection with our March 10, 2005 purchase of Hurricane Energy. We have employment agreements with each of these individuals which contain a non-competition covenant which survives their actual term of employment. Nevertheless, should any of these individuals leave the Company, it could have a material adverse effect on our future results of operations.

The exercise or conversion of our outstanding options and warrants will result in the dilution of the ownership interests of our existing shareholders and may create downward pressure on the trading price of our common stock.

We may in the future issue up to 23,170,250 additional shares of our common stock upon exercise or conversion of existing outstanding convertible securities in accordance with the following schedule:

	Number of Shares	Proceeds
Options granted under our Stock:
Option Plan:	4,050,000	$9,304,150
Non-Plan Options	450,000	675,000
Warrants	18,670,250	35,574,675

TOTAL	23,170,250	$45,553,825

We may issue shares of preferred stock with greater rights than our common stock.

Although we have no current plans or agreements to issue any preferred stock, our articles of incorporation authorize our board of directors to issue shares of preferred stock and to determine the price and other terms for those shares without the approval of our shareholders. Any such preferred stock we may issue in the future could rank ahead of our common stock, in terms of dividends, liquidation rights, and voting rights.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002, including, without limitation, their rules relating to independent directors, director nominations, audit committees, and the adoption of a codes of ethics. Although we have voluntarily elected to adopt certain of these corporate governance requirements, until our securities are listed for trading on a National Securities Exchange, we may modify or revoke certain of these governance provisions. If that occurs, the advantages offered by those corporate governance provisions will not exist with respect to the Company.

We do not anticipate paying dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Negative covenants in certain of our existing debt and equity instruments prohibit the payment of dividends. In the event we are not contractually restricted from paying dividends in the future, such dividends would be at the discretion of our board of directors and would depend on our future earnings, regulatory considerations, our financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that we will retain any earnings which we may generate from our operations to finance and develop our growth and that we will not pay cash dividends to our stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Executive Offices

Our executive offices consist of approximately 4355 feet of leased office space located at 888 East Las Olas Boulevard, Suite 400, Fort Lauderdale, Florida. In addition, we have an operations office in suburban, Dallas, Texas consisting of approximately 4,072 feet of leased office space, and we have recently purchased a small office building in McCrory, Arkansas to house the operations personnel and consultants working for our Fayetteville Shale Project.

Oil and Gas Properties

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease or option as of August 31, 2005.

	Gross	Net
Developed Acreage
Zapata County	2,496.40	556.07
Turner/Escalera	560.00	53.90

Total	3,056.40	609.97

Undeveloped Acreage
Maverick Basin	10,240.00	3,801.60
Barnett Shale	12,081.50	3,521.30
Turner/Escalera	19,476.82	2,131.76
Whitewater	40,463.84	11,969.93

Total	82,262.16	21,424.59

A developed acre is considered to be an acre spaced or assignable to productive wells. A gross acre is an acre in which a working interest is owned. A net acre is the result that is obtained when our fractional ownership working interest is multiplied by gross acres. The number of net acres is the sum of the factional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether that acreage contains proved reserves, but does not include undrilled acreage held by production under the terms of a lease. As is customary in the oil and gas industry, we can generally retain our interest in undeveloped acreage by drilling activity that establishes commercial production sufficient to maintain the leases or by paying delay rentals during the remaining primary term of leases.

The oil and gas leases in which we have an interest are for varying primary terms, and if production under a lease continues from our developed lease acreage beyond the primary term, we are entitled to hold the lease for as long as oil or natural gas is produced.

We do not have any obligations under existing contracts or agreements calling for the provision of fixed and determinable quantities of oil and gas over the next three years, and have therefore not filed any information or reports with any federal authority or agency containing estimates of total proved developed or undeveloped net oil or gas reserves. Our oil and gas properties consist primarily of oil and gas wells and our interests in leasehold acreage, both developed and undeveloped.

Reserves

Our proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

Based on reserve reports prepared by independent petroleum engineers dated August 31, 2005, we had estimated total proved reserves of 1,080 MMcfe of which 420 MMcfe were proved producing reserves. We have not reported our reserves to any federal authority or agency.

The following table sets forth certain information as of August 31, 2005 with respect to our estimated proved oil and gas reserves pursuant to SEC guidelines, present value of proved reserves and standardized measure of discounted future net cash flows.

The following table sets forth certain information as of August 31, 2005 regarding our proved oil and gas reserves in each of our principal producing areas:

	Oil(a) MBbls	Gas (MMcf)	Proved Reserves Total Gas Equivalent (MMcfe)	Percent of Present Value of Proved Reserves	Present Value of Proved Reserves (in thousands)	Percent of Present Value of Proved Reserves
Piceance Basin	0	320	320	29.6%	977	18.5%
Zapata County	6	651	692	64.1%	3,843	72.9%
Other (b)	9	16	68	6.3%	456	8.6%

Total	15	987	1,080	100.0%	5,276	100.0%

(a) Includes natural gas liquids.
(b) Primarily West Texas

	Proved Developed		Proved Total
	Producing	Nonproducing	Undeveloped	Proved
	(Dollars in thousands)
Gas (MMcf)	346	322	319	987
Oil and natural gas liquids (MBbls)	12	3	—	15
Total (MMcfe)	420	341	319	1,080
Present value of proved reserves	$2,829	$1,470	$977	$5,276
Standardized measure of discounted future net cash flows	—	—	—	$5,276

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards. The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service and future income tax expense or to depletion, depreciation, and amortization.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of August 31, 2005 were $65.45 per Bbl of oil and natural gas liquids and natural gas liquids and $10.88 per Mcf of gas.

Production

For the twelve months ended August 31, 2005, our total net production was approximately 1,399 barrels of oil and 31,687 Mcf of natural gas. The average prices received for our oil and gas sales were $51.35 per barrel and $6.67 per Mcf, respectively. Our average lifting cost per Mcfe was $3.38

For the twelve months ended August 31, 2004, we had no production.

Productive Wells and Acreage

As of August 31, 2005, we had 3 productive wells. One of these wells produces oil and two of the wells produce gas. We had total net acreage of 22,035 acres, consisting of 610 developed acres and 21,425 undeveloped acres.

Drilling Activity

The following table sets forth our drilling activity during the twelve month period ended August 31, 2005. For the twelve month period ended August 31, 2004, we did not engage in any drilling activities.

2005
(Excludes wells in progress at the end of the period)
	Gross	Net
Development Wells:
Oil	0	0
Gas	0	0
Dry	0	0

Total	0	0

Exploratory Wells:
Oil	1	.1
Gas	8	2.0
Dry	9	1.9

Total	18	4.0

Total Wells:
Oil	1	.1
Gas	8	2.0
Dry	9	1.9

Total	18	4.0

The information contained in the foregoing table should not be considered indicative of future drilling performance, nor should it be assumed that there is any necessary correlation between the number of productive wells drilled and the amount of oil and gas that may ultimately be recovered by us.

We do not own any drilling rigs, and all of our drilling activities are conducted by independent drilling contractors.

Present Activities

We intend to implement the capital expenditures program as detailed in “Item 6 — Management’s Discussion and Analysis or Plan of Operations.”

Delivery Commitments

At August 31, 2005, we had no delivery commitments with our purchasers.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “MVOG.” The first reported trade in our common stock occurred on August 3, 2004. The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters since the first reported trade, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on November 22, 2005, was $.89 per share.

	HIGH	LOW
FISCAL YEAR ENDED AUGUST 31, 2004
Quarter ended August 31, 2004	$1.50	$1.05
FISCAL YEAR ENDED AUGUST 31, 2005
Quarter ended November 30, 2004	$2.15	$1.40
Quarter ended February 28, 2005	$2.10	$1.10
Quarter ended May 31, 2005	$3.56	$1.36
Quarter ended August 31, 2005	$1.99	$1.00
FISCAL YEAR ENDING AUGUST 31, 2006
Quarter ending November 30, 2005 (through November 22, 2005)	$1.23	$.77

Holders

As of November 10, 2005, there were 154 shareholders of record of our common stock. However, we believe that the number of beneficial shareholders significantly exceeds the number of our record shareholders.

Dividend Policy

On June 15, 2004, the Company approved a 22 for 1 forward stock split with a record date of June 24, 2004, effected in the form of a stock dividend. We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Negative covenants in certain of our existing debt and equity instruments prohibit the payment of dividends. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Securities

      • In July 2004, we issued ten (10) year warrants to purchase 200,000 shares of our common stock at $1.00 per share to Trident Growth Fund, L.P. in connection with a $2,050,000 loan made by Trident to MBE (the “Trident 2004 Loan”). The exercise price of the warrants is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then exercise price of the warrants. The warrants were issued in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D, without the payment of underwriting discounts or commissions to any person.

      • In August 2004, we sold one million investment units at $2.00 per Unit to AltaFin, B.V., a Netherland Antilles corporation, with each unit consisting of two shares of our common stock and one warrant to purchase a share of our common stock at a purchase price of $2.00 per share and exercisable for a five (5) year period. The units were sold in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D, without the payment of underwriting discounts or commissions to any person.

      • During August 2004, we issued warrants to purchase 300,000 shares of our common stock at an exercise price of $1.50 per shares to HMA Advisors, Inc. in consideration of consulting services. These shares were exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act and the “safe harbor” private-offering exemption provided by Rule 506 of Regulation D promulgated under the Securities Act.

      • On November 18, 2004 we entered into a convertible note agreement with DDH Resources II, Limited (“DDH”) whereby DDH loaned us $1,000,000. To induce the loan, we issued to DDH warrants to purchase 500,000 shares of our common stock exercisable for 3 (three) years at $2.00 per share. The warrants were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D, without the payment of underwriting discounts or commissions to any person.

      • Effective as of December 28, 2004, we agreed to issue three (3) year warrants to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share to Brockington Securities, Inc. in consideration of general investment banking and financial advisory services rendered relative to our financing efforts. The warrants were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D, without payment of underwriting discounts or commissions to any person.

      • On January 11, 2005, we issued 125,000 shares of our common stock to Westport Strategic Partners, Inc. in consideration of consulting services. These shares were exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act and the “safe harbor” private-offering exemption provided by Rule 506 of Regulation D promulgated under the Securities Act.

      • During January and February 2005, we completed a private financing transaction in which we realized gross offering proceeds of $28,435,000. In the transaction, we issued 14,217,500 investment units at a price of $2.00 per unit. Each unit contained two shares of our common stock and a three-year warrant to purchase a share of our common stock at a price of $2.00 per share. In connection with this transaction, we paid aggregate investment banking fees and sales commissions of $2,843,500, non-accountable expenses of $148,000, and we issued warrants to purchase 792,750 shares of our common stock at an exercise price of $1.20 per share to the placement agent for the transaction. The units were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Act and Regulation S of the Act, as well as the safe harbor private offering exemption provided by Rule 506 of Regulation D, promulgated under the Act.

      • On March 10, 2005, we issued 4,500,000 shares of our common stock and options and warrants to purchase an aggregate of 4,500,000 shares of our common stock to the former members of Hurricane Energy, LLC, in connection with our purchase of all of the membership interests of Hurricane. Options to purchase 3,690,000 shares of our common stock were issued under our 2005 Stock Incentive Plan at an exercise price of $2.395 per share. We also issued warrants to purchase 810,000 shares of our common stock. One-half of these warrants are exercisable, commencing on the first anniversary of the closing, at an exercise price of $1.75 per share. The balance of the warrants can be exercised, commencing on the second anniversary of the closing, at an exercise price of $1.925 per share. The warrants have a term of three years. The shares, options, and warrants were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D.

The shares, options, and warrants were issued to the following individuals:

Name	Number of Shares	Number of Options	Number of Warrants
V. Ray Harlow	1,170,000	1,230,000	0
John Ruddy	1,170,000	1,230,000	0
James Parrish	1,170,000	1,230,000	0
Lance E. Johnson	63,948	0	45,000
Robert A. Solberg	63,948	0	45,000
Terry C. McEwen	63,948	0	45,000
Susan Hightower	63,948	0	45,000
Cornelius Dupre II	487,892	0	450,000
Michael T. Lynch	118,420	0	90,000
Anthony J. Weido	63,948	0	45,000
Kurt R. Peters	63,948	0	45,000

      • During March 2005, we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $1.25 per share for a period of three (3) years to Birchwood Capital, Inc. in consideration of consulting services. These shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

      • During March 2005, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $1.50 per share for a period of three (3) years to Carlo Seidel, our former interim chief financial officer, in consideration of consulting services. These shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

      • During March 2005, we issued 1,600,000 shares of our common stock to DDH Resources II, Limited, and 250,000 shares to Trident Growth Fund, LP, each in conversion and full payment of the $1,850,000 principal amount remaining due under the Trident 2004 Loan. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Sections 3(a)(9) and 4(2) of the Securities Act.

      • During March 2005, we issued 942,565 shares of our common stock to DDH upon conversion of a $1 million loan made by DDH to us on November 18, 2004. The shares of our common stock issued to DDH were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Sections 3(a)(9) and 4(2) thereunder.

      • On October 26, 2005, we issued to Trident Growth Fund, LP, a $2,000,000 a convertible debenture and warrants to purchase 500,000 shares of our common stock. The convertible debenture has a principal amount of $2,000,000 and bears interest at 12%. It must be repaid on or before October 26, 2006, and is secured by a security interest in all of our assets (subject to a subordination agreement relating to Maverick Woodruff County, LCC). The debenture is convertible into our shares of common stock at the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” after the issuance of the debenture, (which is defined as an equity and/or debt financing in which we receive gross proceeds of at least $3,000,000). The conversion price is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then conversion price of the debenture. The warrants have a term of 5 years and bear an exercise price equal to the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” (as defined above) after the issuance of the warrants. The number of shares issuable upon exercise of the warrants will increase by 500,000 for each 150 day period following the issuance of the warrants that the debenture remains unpaid in full. The exercise price of the warrants is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then exercise price of the warrants. The convertible debenture and the warrants were issued to Trident Growth Fund, LP., an accredited investor in a private placement transaction exempt from registration requirements of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D, without the payment of underwriting discounts or commissions (other than a 3% loan origination fee paid to Trident).

      • On November 28, 2005, we sold 200,000 investment units at a price of $10 per unit to Millenium Global High Yield Fund, Ltd., with each unit consisting of ten (10) shares of our common stock and one (1) warrant to purchase four (4) shares of our common stock subject to an exercise price of $1.70 per share and a term of thirty (30) months. The units were sold in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2), Rule 506 of SEC Regulation D and Regulation S of the Securities Act without the payment of underwriting discounts or commissions to any person.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview and Recent Transactions

We are an early stage independent energy company engaged in oil and gas exploration, exploitation, development and production. Our business model is focused on acquiring existing production, as well as development and exploitation properties, and the drilling of lower-risk prospects involving development wells within mature fields with a production history, step-out exploration in areas of existing production, as well as recompletions and workovers of existing wells.

Our operations are focused on identifying and evaluating prospective oil and gas properties and contributing capital to projects that we believe have the potential to produce oil or gas in commercial quantities. We participate in projects directly, as well as indirectly as equity participants in subsidiaries and investees. Until recently, we have not been involved as the operator of the projects in which we participate. Instead, we have relied on others for drilling, delivering any gas or oil reserves we discover, and negotiating all sales contracts. Recently, however, we have become the operator of two of our existing projects, and we expect to act as the operator of certain of the projects in which we participate in the future. Operatorship will be a key component of our strategy to increase our reserves and production.

We seek to create shareholder value by building oil and gas reserves, production revenues and operating cash flow. We believe that building oil and gas reserves and production, on a cost-effective basis, is an important indicator of performance success for an independent oil and gas company such our company. We seek to build oil and gas reserves, production, and cash flow through a balanced program of capital expenditures involving acquisition, exploitation and exploration activities. We intend to place primary emphasis on issuances of public and private debt and equity to finance our business.

Our ability to generate future revenues and operating cash flow will depend on the successful exploration, exploitation and/or acquisition of oil and gas producing properties, development of our inventory of capital projects, the volume and timing of our production, as well as commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings.

We believe significant opportunities are available to us primarily because we can effectively compete with large energy companies who continue to focus their attention and resources on the discovery and development of large oil and gas fields, while divesting themselves of less productive mature fields. Also, the recent economics of the oil and gas market have improved as prices have risen substantially.

Given these conditions, the significant experience of our management team and our efficient operating model, we believe that we have the opportunity, as an early stage independent energy company, to successfully compete in our chosen market.

Our management team, lead by our Chief Executive Officer, Mr. V. Ray Harlow, joined us in connection with our March 10, 2005 acquisition of Hurricane Energy, LLC (“Hurricane Energy”), a Delaware limited liability company. Founded in 2003, Hurricane Energy was an early-stage independent oil and gas business that targeted the acquisition of producing, development, and exploitation reserves principally in the U.S. Gulf Coast region. Although it was in active discussions regarding a number of potential property acquisitions, Hurricane Energy had minimal tangible assets at the time we acquired it, with its principal assets being its team of experienced oil and gas managers, their industry contacts and knowledge of potential projects, and their strategic relationships with third party vendors that can provide operational support on current and future projects.

Results of Operations

Our revenues commenced in the third quarter of 2005, and totaled $283,785 for the full year ended August 31, 2005. We had no revenues during the fiscal year ended August 31, 2004. We expect that our revenues will remain at modest levels until our ongoing projects are able to produce additional quantities of oil and gas.

We incurred operating expenses of $30,829,612 during the year fiscal ended August 31, 2005. The majority of these expenses were associated with projects we no longer participate in, an abandoned acquisition attempt, and the accounting treatment of acquiring Hurricane Energy and bringing on its management team. These costs include exploration expenses and asset impairment of $10,450,046, loss on earnest money deposit of $4,250,000 and share based compensation expense of $9,982,798. General and administrative expense for the fiscal year ended August 31, 2005 was $3,833,611. Amortization expense for the year ended August 31, 2005 was $2,158,504 and is predominately the amortization of the discount on a convertible debenture issued during early fiscal year 2005. Lease operating expense of $154,653 for the year reflects the start up production in some our projects, but also includes the cost of projects we are exiting.

During 2005, we evaluated the commercial viability of all our development projects. Two of these projects, Maverick Basin and Turner La Escalera, were deemed non commercial and we decided to cease participation in the future development of these fields. Accordingly, we recognized $4,739,630 of exploration expense and $5,710,416 of impairment costs.

A significant component of our operating expenses during the year ended August 31, 2005 constitute non- cash charges related to the acquisition of Hurricane Energy. Since Hurricane Energy remained an early stage company at the time of acquisition, and since at that time its management team constituted its principal asset, the transaction was accounted for as a purchase of net assets and not as a business combination. Accordingly, for accounting purposes, we have recognized non-cash compensation expense of $9.9 million associated with the aggregate value of the Maverick shares and warrants issued to the former Hurricane management team (now our senior management team).

Our fiscal 2005 results were also adversely effected by a charge of $4.25 million associated with an October 2005 settlement of our dispute with Camden Resources, Inc. During the third quarter of fiscal 2005, we instituted litigation to recover a $5,000,000 earnest money deposit paid in connection with our attempted purchase of the shares of Camden Resources, Inc. During October 2005, we entered into a settlement of the dispute and recovered $750,000 of the earnest money deposit. Accordingly, our 2005 financial statements reflect a charge of $4,250,000.

Liquidity and Capital Resources

As of August 31, 2005 we had a positive net working capital balance of $911,350 compared to a net working capital deficit of $1,660,427 at year end August 31, 2004. The increase in our working capital position was primarily attributable to net cash from financing activities and the conversion of a Trident Note issued in 2004.

Net cash used in operations was $2,205,091 for the year ended August 31, 2005. The primary use of cash in operating activities was to fund our net loss. Net cash used in investing activities for the year was $23,576,885 and primarily consisted of the purchase of oil and gas interests, drilling programs, and the deposit for the Camden Resources transaction, compared to $3,121,344 of investing activities for the year ended August 31, 2004.

Net cash provided by financing activities during the fiscal year ended August 31, 2005 was $28,194,082 compared to $3,641,500 of cash provided for the year ended August 31, 2004. This cash was provided during our second fiscal quarter of 2005, when we completed a private financing of $28,435,000 of gross proceeds involving the sale of 14,217,500 investment units at $2.00 per unit. Each unit consisted of two shares of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share.

Our working capital position was enhanced during the three-month period ending November 30, 2005. During October 2005, we completed a private financing of $2,000,000 consisting of the sale of a convertible debenture and warrants to purchase 500,000 shares of our common stock to Trident Growth Fund, LP. The convertible debenture has a principal amount of $2,000,000 and bears interest at 12%. It must be repaid on or before October 26, 2006, and is secured by a security interest in all of our assets (subject to a subordination agreement relating to Maverick Woodruff County, LLC). The debenture is convertible into our shares of common stock at the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” after the issuance of the debenture (defined as an equity and/or debt financing in which we receive gross proceeds of at least $3,000,000). The conversion price is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then conversion price of the debenture.

The warrants have a term of five years and bear an exercise price equal to the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” (as defined above) after the issuance of the warrants. The number of shares issuable upon exercise of the warrants will increase by 500,000 for each 150 day period following the issuance of the warrants that the debenture remains unpaid in full. The exercise price of the warrants is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then exercise price of the warrants.

During October 2005, Maverick Woodruff County, LLC realized cash from borrowings of $1,000,000 in order to finance lease acquisitions within the Fayetteville Shale project. The loan was secured by a pledge of the membership interests of Maverick Woodruff County, LLC, however, the loan automatically converts into shares of the common stock of one of our Fayetteville project participants once we acquire and distribute to this participant its prorata interest in 50,000 leasehold acres.

During November 2005, we completed a private financing of $2,000,000 from the sale of 200,000 investment units at the price of $10 per unit. Each unit consisted of ten (10) shares of our common stock and a thirty (30) month warrant to purchase four (4) shares of our common stock subject to an exercise price of $1.70 per share.

Our liquidity was adversely effected when during October 2005, we agreed to settle our outstanding dispute with Camden Resources for $750,000; thus, foregoing all claims to the balance of the $5 million earnest money deposit paid on April 6, 2005.

From inception of our Barnett Shale project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of the 1,942 acre portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell in consideration for the purchase price of $1,750,000 and 250,000 shares of our common stock. Of the purchase price $250,000 has been paid and the balance of $1,500,000 shall be paid on or before January 19, 2006 subject to completion by us of a financial audit of all relevant financial and other data relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, we became the managing member of RBE and operator of the 1,942 acre portion of the project.

Our plan of operation for the next twelve months is to continue to conduct oil and gas exploration, development, drilling and production operations on our existing projects as well as any new projects we may identify during the year. In this regard, we anticipate that our capital spending plan for the next twelve months, excluding potential acquisitions, entails the expenditure of approximately $48 million across all of our various projects, with the greatest concentration in the Fayetteville Shale and Barnett Shale projects. Our capital spending plan, however, relies upon a number of assumptions including: (i) our ability to secure the requisite financing to fund these projects; (ii) the geology of the various projects validating our expectations as to reserve levels and supporting the drilling of multiple well locations; (iii) the commercial viability of the overall projects, and (iv) all such other assumptions referenced in our Cautionary Statement about Forward-Looking Statements contained in the forepart of this Annual Report.

As a result of our recent financing transactions during fiscal 2005 and the first quarter of fiscal 2006, we believe that our current capital resources, together with our expected cash flow from operations, are sufficient to maintain our operations over the course of the next twelve months. This includes payment of our anticipated overhead expenses and current liabilities. Our current capital resources, however, are not sufficient to fund development and drilling of our existing projects, or to fund the acquisition of additional oil and gas properties, as discussed above. We will, therefore, continue to seek to raise capital over the next 12 months as we attempt to finance the development of our existing projects and in order to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts.

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

Critical accounting policies are defined as those significant accounting policies that are most critical to an understanding of a company’s financial condition and results of operation. We consider an accounting estimate or judgment to be critical if (1) it requires assumptions to be made that were uncertain at the time the estimate was made, and (2) changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

Our recent entrance into the oil and gas business subjects us to accounting policies we were not previously subject to. We believe that the following significant accounting policies will be most critical to an evaluation of our future financial condition and results of operations.

Proved Oil and Natural Gas Reserves

Proved reserves are defined by the SEC as the estimated quantities of crude oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty are recoverable in future years from known reservoirs under existing economic and operating conditions. Valuations include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Prices do not include the effect of derivative instruments, if any, entered into by us.

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

Volumes of reserves are estimates that, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data as well as production performance data. There are numerous uncertainties in estimating crude oil and natural gas reserve quantities, projecting future production rates and projecting the timing of future development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Estimates of engineers that we use may differ from those of other engineers. The accuracy of any reserve estimate is a function of the quantity of available data and of engineering and geological interpretation and judgment. Accordingly, future estimates are subject to change as additional information becomes available.

Successful Efforts Accounting

We utilize the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charge to expense when incurred.

Impairment of Properties

We review our proved properties for potential impairment at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows, we recognize impairment expense equal to the difference between the carrying value and the fair market value of the asset, which is estimated to be the expected present value of future net cash flows from proved reserves, without the application of any estimate of risk. We cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Asset Retirement Obligations

We are required to estimate the future costs of the retirement obligations of our producing oil and gas properties. Those abandonment costs, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

Income Taxes

We are subject to income and other related taxes in areas in which we operate. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when we recognize income tax expenses and benefits. We will periodically evaluate our tax operating loss and other carryforwards to determine whether we should recognize in our financial statements a gross deferred tax asset, as well as a related valuation allowance.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of Maverick Oil and Gas, Inc., including the notes thereto and the report of the independent accountants therein, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On December 10, 2004, the Board of Directors of the Company engaged Malone & Bailey, PC as its independent accountant and dismissed Morgan & Co., as its independent accountant. During the fiscal years ended August 31, 2004 and 2003, the Company did not consult Malone & Bailey, PC regarding the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by Malone & Bailey, PC on the Company’s financial statements, and Malone & Bailey, PC did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

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

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Below is certain information regarding our directors and executive officers.

Name	Age	Position Held
V. Ray Harlow	53	Chief Executive Officer and Director
John A. Ruddy	58	Chief Financial Officer
James M. Parrish	51	Executive Vice-President—operations and business development
Lance E. Johnson	59	Director
David Preng	59	Director
Andrej Rucigaj	41	Director

V. Ray Harlow has served as our Chief Executive Officer and a member of our board of directors since March 2005. Mr. Harlow has 32 years of experience in the industry, in particular in the area of upstream oil and gas exploration and development. From August 2003 until March 2005, he was chief executive officer and managing member of Hurricane Energy, LLC. Between October 1997 and August 2003, he was an independent energy consultant. From August 1987 until October 1997, he was with Sun Company, Inc. (doing business as Sunoco), then the largest independent refining and marketing company in the U.S. From May 1991 to October 1997, he was the chairman and managing director of Sun International Oil Company, the international subsidiary of Sunoco. Prior to his tenure at Sunoco, Mr. Harlow held executive management positions with Arco, Amoco and Transcontinental Oil.

John A. Ruddy has served as our Chief Financial Officer since March 2005. Mr. Ruddy has 26 years of experience in the oil and gas industry. From October 2003 until March 2005 he served as Chief Financial Officer of Hurricane Energy, LLC. From December 1996 to September 2003, Mr. Ruddy was the Chief Financial Officer of the Sunoco Marketing Division. From 1993 to 1996, he was the Chief Financial Officer for Sunoco’s International Exploration and Production division. Mr. Ruddy spent 25 years with Sunoco, Inc., the largest independent refining and marketing company in the U.S. Mr. Ruddy has extensive experience in acquisitions and divestments in both the upstream and downstream areas, having participated in transactions valued in excess of $1.5 billion during his career.

James M. Parrish has served as our Executive Vice-President since March 2005. His principal duties will be to oversee our field operations, act as liaison with any strategic partners, and manage our oil and gas hedging activities. From 2003 until March 2005, he was executive vice president of Hurricane Energy, LLC, where he was responsible for managing investor relations and relations with financial institutions, as well as developing strategic alliances with industry partners. From 2002 to 2003, he was a principal with Champion Group Capital, Inc., of Dallas, Texas, a commercial mortgage banker financing commercial real estate. From 1987 to 2002, he was a manager of Dillon Gage Capital Markets, of Dallas, Texas, and founded its capital markets group.

Lance E. Johnson joined our Board of Directors on August 10, 2005. Mr. Johnson is a veteran of 30 years in the energy industry. Following service of six years in the United States Air Force as an officer and pilot, Mr. Johnson joined Mobil Oil Corporation in 1975. Mr. Johnson held numerous senior management positions within Mobil Oil Corporation including Managing Director of Mobil Exploration Norway, General Manager of Production for Mobil U.S. Exploration and Production, Chairman and President of Mobil North Sea Ltd. In 1996, Mr. Johnson was appointed Executive Vice President of Mobil Oil Corporation for Supply, Trading and Transportation and in 1998 he assumed responsibility for worldwide New Exploration and Production Ventures. Coincident with the merger of Exxon and Mobil in 1999, Mr. Johnson was appointed Vice President of ExxonMobil Production Company from which position he retired in June, 2002. He holds a B.S. in Mechanical Engineering from Tufts University and a Masters Degree in Industrial Management from Central Michigan University.

David Preng joined our Board of Directors on September 28, 2005. Mr. Preng has served as Chief Executive Officer and President of Preng and Associates since 1980. Preng and Associates is an international executive search firm specializing in placements within the oil and gas industry. Mr. Preng also serves as a member of the Board of Directors of Remington Oil and Gas, Inc., a publicly held oil and gas company, as well as the National Association of Corporate Directors, for the Houston Chapter, Community National Bank, Texas A&M University International Board and Fellow for the Institute of Directors. He holds a B. S. in Business Administration from Marquette University and a Masters Degree in Business Administration from DePaul University.

Andrej Rucigaj joined our Board of Directors on September 28, 2005. Mr. Rucigaj has worked as a manager in the investment and finance fields for the last 10 years, with a focus on the energy sector. Since 2001, Mr. Rucigaj served as an investment manager of Aktiva Group, an Amsterdam based private investment fund. Aktiva is controlled by Darko Horvat, one of the principal beneficiaries of Line Trust Corporation Limited, a principal shareholder of the Company. From 1994 to 2001, Mr. Rucigaj worked as an officer of Arkada, an investment fund in Slovenia. Mr. Rucigaj holds a B.S. in Electrical Engineering from ETH (Swiss Federal Institute of Technology) and an MBA from INSEAD, The European Institute of Business Administration (Fountainebleau, France).

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Our employment agreement with V. Ray Harlow requires that our board of directors nominate him for appointment to the board of directors for so long as he remains our chief executive officer. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Board of Directors

During the fiscal year ending August 31, 2005, our Board took action, by consent resolution or at meetings, on nineteen (19) occasions. All meetings of the Board of Directors were attended by all then-current members and all consent resolutions were unanimous.

The Board of Directors created the Audit Committee at a meeting held on October 17, 2005. The Audit Committee is responsible for monitoring the integrity of the Company’s financial reporting standards and practices and its financial statements, overseeing the Company’s compliance with ethics and compliance policies and legal and regulatory requirements, and selecting, compensating, overseeing, and evaluating the Company’s independent auditors. The members of the Audit Committee are Lance E. Johnson and Andrej Rucigaj. Each of these Audit Committee members is independent as defined in the listing standards of the American Stock Exchange and the rules of the Securities and Exchange Commission. The Board has determined that there is no “audit committee financial expert” on the Audit Committee, as that term is defined in the rules of the Securities and Exchange Commission. The Audit Committee was only recently formed and the Company is searching for a audit committee financial expert to join the Board of Directors and the Audit Committee.

Code of Ethics

During November 2005, we adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This had the effect of replacing and superceding our former Code of Ethics adopted during fiscal 2004. Our Code of Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish the us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during fiscal 2005 all reporting persons timely complied with all filing requirements applicable to them, except for the following.

Line Trust Corporation Limited, The Atkiva Diversified Trust, and AltaFin, B.V. filed one Form 3 after the date such form was required to be filed. M.V. Oil and Gas Company, the beneficial owner of 20.73% of our outstanding Common Stock, has failed to file a Form 3.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended August 31, 2005 to or for the benefit of our Chief Executive Officer and our four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position		Salary	Bonus	Restricted Stock Awards	Number of Options		All Other Compensation(1)
V. Ray Harlow, Chief Executive Officer	2005	$143,375	—	—	1,230,000	(2)	—
John A. Ruddy, Chief Financial Officer	2005	$102,752	—	—	1,230,000	(2)	—
James M. Parrish, Executive Vice President	2005	$74,077	—	—	1,230,000	(2)	$7,578	(3)
Michael Garland, former Chief Executive Officer	2005	$120,000	—	—	—
	2004	$20,000	—	—	300,000	(4)	—

(1) During the periods reflected, certain of the officers named in this table received perquisites and other personal benefits not reflected in the amounts of their respective annual salaries or bonuses. Except in the case of Mr. Parrish, the dollar amount of these benefits did not, for any individual in any year, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for that individual in any year, unless otherwise noted.

(2) The options have an exercise price of $2.395 per share. They vest 20% on March 10, 2006, the first anniversary of the date of grant, and 20% on each subsequent anniversary of the date of grant.

(3) Represents the cost of health care benefits ($2,692) and automobile rental ($4,887).

(4) Mr. Garland entered into an employment agreement with us on July 27, 2004. The employment agreement provided for a base salary of $10,000 per month and three year options to purchase 300,000 shares of our common stock at $1.50 per share. The agreement provided for a payment of six month severance from his resignation in March 2005.

Employment Agreements

On March 9, 2005, we entered into an employment agreement with V. Ray Harlow, our Chief Executive Officer. This agreement has a five-year term and requires us to pay Mr. Harlow a base annual salary of $300,000. Under this agreement, we granted Mr. Harlow an option to purchase up to 1,230,000 shares of our common stock at an exercise price of $2.395 per share, vesting in equal installments on each of the first five anniversaries of the date of his employment agreement. If we terminate Mr. Harlow’s employment without cause (as defined in the agreement) or by reason of his death or disability; we are required to pay Mr. Harlow his base salary and benefits, not including additional compensation, for a period of six months from the effective date of termination or until the term of the agreement expires, whichever period is shorter, and the options we granted Mr. Harlow in the agreement will continue to vest through this severance period. Under this agreement, we agreed to nominate Mr. Harlow to a position on our board of directors for so long as he remains our Chief Executive Officer.

On March 9, 2005, we entered into an employment agreement with John A. Ruddy, our Chief Financial Officer. This agreement has a five-year term and requires us to pay Mr. Ruddy a base annual salary of $215,000. Under this agreement, we granted Mr. Ruddy an option to purchase up to 1,230,000 shares of our common stock at an exercise price of $2.395 per share, vesting in equal installments on each of the first five anniversaries of the date of his employment agreement. If we terminate Mr. Ruddy’s employment without cause (as defined in the agreement) or by reason of his death or disability; we are required to pay Mr. Ruddy his base salary and benefits, not including additional compensation, for a period of six months from the effective date of termination or until the term of the agreement expires, whichever period is shorter, and the options we granted Mr. Ruddy in the agreement will continue to vest through this severance period.

On March 9, 2005, we entered into an employment agreement with James M. Parrish, our Executive Vice- President. This agreement has a five-year term and requires us to pay Mr. Parrish a base annual salary of $155,000. Under this agreement, we granted Mr. Parrish an option to purchase up to 1,230,000 shares of our common stock at an exercise price of $2.395 per share, vesting in equal installments on each of the first five anniversaries of the date of his employment agreement. If we terminate Mr. Parrish’s employment without cause (as defined in the agreement) or by reason of his death or disability; we are required to pay Mr. Parrish his base salary and benefits, not including additional compensation, for a period of six months from the effective date of termination or until the term of the agreement expires, whichever period is shorter, and the options we granted Mr. Parrish in the agreement will continue to vest through this severance period.

Change in Control Arrangements

Under the Company’s 2005 Stock Incentive Plan, the stock options held by Mr. Harlow, Mr. Ruddy, and Mr. Parrish were granted pursuant to the Company’s 2005 Stock Incentive Plan (the “Plan”). Under the terms of the Plan, if the Plan is terminated as a result of or following a “Change in Control,” all participants in the Plan are credited with an additional six months of service for vesting purposes.

Directors’ Compensation

Non-employee directors are paid $8,750 per quarter, provided such director has attended in person or by telephone at least 75% of meetings held during the quarter, and a fee of $1,250 for each Board meeting attended in person. Upon joining our Board of Directors, each non-employee director received an award of options to purchase 80,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the trading day prior to the date of grant. One half of each director’s options will vest upon the completion of one year of such director’s Board service and the remaining one half will vest upon the completion of two years of Board service.

Stock Options and Warrants

The following table sets forth information on option grants in fiscal 2005 to the Named Executive Officers.

Option Grants in Last Fiscal Year

Name	Number of Options Granted		% of Total Options Granted to Employees in Fiscal-Year	Exercise Price	Market Price on Date of Grant	Expiration Date
V. Ray Harlow	1,230,000	(1)	31%	$2.395	$2.43	March 2015
John A. Ruddy	1,230,000	(1)	31	2.395	2.43	March 2015
James M. Parrish	1,230,000	(1)	31	2.395	2.43	March 2015
Michael Garland	—		—	—	—	—

(1) These options vest 20% on March 10, 2006, the first anniversary of the date of grant, and 20% on each subsequent anniversary of the date of grant.

The following table sets forth information concerning year-end option values for fiscal 2005 for the Named Executive Officers. The value of the options was based on the closing price of our common stock on August 31, 2005 of $1.19.

Fiscal Year End Option Values

			Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
V. Ray Harlow	—	—	—	1,230,000	$—	—
John A. Ruddy	—	—	—	1,230,000	—	—
James M. Parrish	—	—	—	1,230,000	—	—
Michael Garland	—	—	300,000	—	—	—

Outstanding Stock Options

The 2005 Stock Incentive Plan, (the “Stock Incentive Plan”) covers 10,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

All stock options granted under the Stock Incentive Plan are exercisable for a period of up to ten years from the date of grant. The Company may not grant incentive stock options pursuant to the Stock Incentive Plan at exercise prices which are less than the fair market value of the common stock on the date of grant. The term of an incentive stock option granted under the Stock Incentive Plan to a stockholder owning more than 10% of the issued and outstanding common stock may not exceed five years and the exercise price of an incentive stock option granted to such stockholder may not be less than 110% of the fair market value of the common stock on the date of grant. The Stock Incentive Plan contains certain limitations on the maximum number of shares of the common stock that may be awarded in any calendar year to any one individual for the purposes of Section 162(m) of the Code.

In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 450,000 shares of common stock. The following schedules identify the vesting schedule and range of exercise prices associated with all of the Company’s outstanding options as of August 31, 2005 (inclusive of 160,000 options granted to directors during September 2005).

	Plan	Non-Plan	Total
Vested as of 8/31/05	—	450,000	450,000
To vest in Fiscal Year 2006	882,000	—	882,000
To vest in Fiscal Year 2007	882,000	—	882,000
To vest in Fiscal Year 2008	762,000	—	762,000
To vest in Fiscal Year 2009	762,000	—	762,000
To vest in Fiscal Year 2010	762,000	—	762,000

	4,050,000	450,000	4,500,000

These options were outstanding at the following exercise prices:

Number of Options
Plan	Non-Plan	Total	Range of Exercise Prices
240,000	450,000	690,000	$1.00 to $1.50
120,000	—	120,000	$1.50 to $2.00
3,690,000	—	3,690,000	$2.00 to $2.50

4,050,000	450,000	4,500,000

Outstanding Warrants

As of August 31, 2005, warrants to purchase 18,670,000 shares of common stock were outstanding. Most of these warrants were granted in connection with investment-related transactions. These warrants entitle the holders to purchase the following number of shares at the following prices:

Number of Shares	Exercise Price
700,000	$1.00
792,750	1.20
200,000	1.25
300,000	1.50
405,000	1.75
405,000	1.925
15,867,500	2.00

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of November 22, 2005, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options and warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on 96,472,565 shares outstanding on November 22, 2005, and added shares that may be acquired within 60 days to the number of other shares that the person owns as well as to the number of shares outstanding. The address of each of the directors and executive officers listed below is c/o Maverick Oil and Gas, Inc., 888 Las Olas Boulevard, Suite 400, Fort Lauderdale, Florida 33301.

Name and Address	Number of Shares Beneficially Owned		Percent of Class
V. Ray Harlow	1,076,539	(1)	1.1%
John A. Ruddy	1,170,000	(1)	1.2%
James M. Parrish	1,170,000	(1)	1.2%
Lance E. Johnson	63,948	(2)	*
David Preng	40,300	(3)	*
Andrej Rucigaj	0	(3)	0
Line Trust Corporation Limited... 57/63 Line Wall Road P.O. Box 199 Gibraltar	31,734,500	(4)	29.8%
M.V. Oil and Gas Company... Box 751 Providenciales Turks & Caicos	20,000,000	(5)	20.73%
Millenium Global High Yield Fund Limited... 64 St. James Street London SW1A 1NF UK	7,250,000	(6)	7.4%
All officers and directors as a group (6 persons)...	3,520,787		3.6%

(*) Less than 1%

(1) 877,500 of these shares are currently held in escrow for a minimum of one year from the closing of our acquisition of Hurricane Energy, LLC. These shares do not include 1,230,000 shares issuable upon exercise of stock options that were granted as part of the acquisition but are not currently exercisable. With respect to Mr. Harlow, this includes 2,012 shares held by Mr. Harlow’s wife.

(2) Does not include options to purchase 80,000 shares of our common stock at an exercise price of $1.22 per share, fifty (50%) percent of which vest on August 10, 2006 and fifty (50%) percent of which vest on August 10, 2007 provided the named director remains on our Board of Directors through such vesting dates.

(3) Does not include options to purchase 80,000 shares of our common stock at an exercise price of $1.02 per share, fifty (50%) percent of which vest on September 26, 2006 and fifty (50%) percent of which vest on September 26, 2007, provided the named director remains on our Board of Directors through such vesting dates.

(4) Line Trust Corporation Limited (“Line Trust”), The Aktiva Diversified Trust (“Aktiva”), and AltaFin, BV (“AltaFin”) have filed a Schedule 13D (the “Schedule 13D”) as members of a “group” (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to these shares. Aktiva has the beneficial ownership of 27,000,000 of these shares (including 9,000,000 shares issuable upon the exercise of warrants) and AltaFin has the beneficial ownership of 4,734,500 of these shares (including 1,000,000 shares issuable upon the exercise of warrants). Line Trust is the independent sole trustee of Aktiva. Line Trust is also the independent sole trustee of a trust that owns all of the stock of AltaFin and of a trust that directly or indirectly holds all of the shares of AltaFin’s corporate managing director. Line Trust has disclaimed beneficial ownership of these shares, except to the extent of any indirect pecuniary interest therein. The foregoing information is based upon the Schedule 13D. The class of beneficiaries of the trusts described in this note currently includes Darko Horvat and his family members.

(5) Based upon information provided to us, we have been advised that these shares are beneficially owned indirectly by David Stevenson, c/o KDS Capital, 53 Davies Street, Mayfair, London W1K 5JH, U.K. (6) Includes 1,500,000 shares issuable upon exercise of currently exercisable warrants.

(6) Includes 1,500,000 shares issuable upon exercise of currently exercisable warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information, as of August 31, 2005, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	4,500,000 (1)	$2.26	5,850,000 (2)

Total	4,500,000	$2.26	5,850,000

(1) Includes 3,890,000 shares of common stock issuable upon the exercise of options granted under the Company’s 2005 Stock Incentive Plan and 450,000 shares of common stock issuable upon the exercise of options granted to our former chief executive officer and the former manager of our treasury and accounting functions prior to the adoption of the 2005 Stock Incentive Plan. Includes 160,000 shares of our common stock issuable upon the exercise of options granted to two of our directors after August 31, 2005.

(2) Represents shares which may be issued under options available for award under the Company’s 2005 Stock Incentive Plan as of August 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Preng, a nominee for election as a director, is the Chief Executive Officer and principal shareholder of Preng and Associates, an international executive search firm specializing in the oil and gas industry. Preng and Associates was engaged by the Company during 2005 to conduct certain executive searches, for which it received fees of approximately $200,000.

Mr. Rucigaj, a nominee for director, is an investment manager of Aktiva Group, an Amsterdam based private investment fund. Aktiva is controlled by Darko Horvat, one of the principal beneficiaries of Line Trust Corporation Limited (“Line Trust”). Line Trust is the independent sole trustee of the Aktiva Diversified Trust (the “Aktiva Trust”). On February 1, 2005, the Aktiva Trust purchased 9,000,000 investment units from the Company, consisting of 18,000,000 shares of common stock and warrants to purchase an additional 9,000,000 shares of common stock for an aggregate purchase price of $18,000,000. That purchase was made in a private placement by the Company of a total of 14,217,500 investment units and at the same price as the other purchasers in the private placement transaction. Line Trust is also the independent sole trustee of a trust that indirectly holds all of the shares of stock of AltaFin, B.V. (“AltaFin”) and of a trust that directly or indirectly holds all of the shares of AltaFin’s corporate managing director. On August 2, 2004, AltaFin purchased 1,000,000 investment units from the Company, consisting of 2,000,000 shares of common stock and warrants to purchase 1,000,000 additional shares of common stock, for an aggregate purchase price of $2,000,000.

ITEM 13. EXHIBITS

Exhibit Number	Description
2.1	Plan and Agreement of Merger between the Registrant and Waterloo Ventures, Inc. (2)
2.2	LLC Interest Purchase Agreement dated March 9, 2005 between the Registrant and the Members of Hurricane Energy, LLC (3)
3.1	Articles of Incorporation(1)
3.2	By-Laws(1)
3.3	Certificate of Amendment to the Articles of Incorporation (4)
3.4	Certificate of Amendment to By-Laws (6)
4.1	Securities Purchase Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (5)
4.2	12% Senior Secured Convertible Debenture of Maverick Oil and Gas, Inc. dated October 26, 2005(5)
4.3	Pledge of Stock Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (5)
4.4	Security Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (5)
4.5	Common Stock Purchase Warrant Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (5)
4.6	Letter Agreement dated between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. as of October 26, 2005, resulting in a modification to the Security Agreement (5)
4.7	Letter Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of November 15, 2005, resulting in a modification to the warrant granted to Trident (6)
10.1	Operating Agreement of Maverick Basin Exploration, LLC, dated June 23, 2004(2)
10.2	Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated July 14, 2004(2)
10.3	Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated July 28, 2004(2)
10.4	Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated August 6, 2004(2)
10.5	Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated October 12, 2004(2)
10.6	Amendment to Operating Agreement of Maverick Basin Exploration, LLC, dated November 30, 2004(2)
10.7	RBE LLC Operating Agreement, dated August 2, 2004(2)
10.8	Amendment to RBE LLC Operating Agreement, dated August 8, 2004(2)
10.9	Amendment to RBE LLC Operating Agreement, dated December 1, 2004(2)
10.10	Employment Agreement with Michael Garland dated July 27, 2004(2)
10.11	Warrant Certificate between the Registrant and AltaFin B.V. dated August 2, 2004(2)
10.12	Option Agreement between the Registrant and Michael Garland dated July 27, 2004(2)
10.13	Subscription Agreement between the Registrant and PHT Resendez Partners, L.P. dated October 5, 2004(2)
10.14	Warrant Certificate between the Registrant and Trident Growth Fund, L.P. dated July 31, 2004(2)

10.15	Interest Purchase Agreement between the Registrant and Ferrell RBE Holdings, LLC dated July 2004(2)
10.16	Interest Purchase Agreement between the Registrant and South Oil, Inc. dated July 2004(2)
10.17	Promissory Note between the Registrant and Trident Growth Fund, LP dated July 14, 2004(2)
10.18	Security Agreement between the Registrant and Trident Growth Fund, LP dated July 14, 2004(2)
10.19	Guaranty between the Registrant and Trident Growth Fund, LP dated July 14, 2002(2)
10.20	Registration Rights Agreement dated March 9, 2005 between the Registrant and the Founders of Hurricane Energy, LLC (3)
10.21	Escrow Agreement dated March 9, 2005 between the Registrant and the Members of Hurricane Energy, LLC (3)
10.22	Employment Agreement dated March 9, 2005 between the Registrant and V. Ray Harlow (3)
10.23	Employment Agreement dated March 9, 2005 between the Registrant and John A. Ruddy (3)
10.24	Employment Agreement dated March 9, 2005 between the Registrant and James Parrish (3)
10.25	The Registrant’s 2005 Stock Option Plan (6)
10.26	Stock Purchase Agreement dated as of April 6, 2005 among Louisa K. Becker, James N. Dettl, Steven K. Miller, Bryant H. Patton, Marcus W. Rhoades, Robert N. Skinner and Yorktown Energy Partners IV, L.P., (Sellers), Camden Resources, Inc. and Maverick Oil and Gas, Inc.(7)
10.27	Form of Securities Purchase Agreement between Millenium Global High Yield Fund, Ltd. and Maverick Oil and Gas, Inc. dated as of November 29, 2005.
10.28	Form of Common Stock Purchase Warrant Agreement between Millenium Global High Yield Fund, Ltd. and Maverick Oil and Gas, Inc., dated as of November 29, 2005.
14.1	Code of Business Conduct and Ethics(6)
21.1	Subsidiaries of the Registrant (6)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(6)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(6)

(1) Incorporated by reference to our Registration Statement on Form SB-2 filed with the Commission on October 14, 2002.

(2) Incorporated by reference to our Annual Report on 10-KSB filed with the Commission on December 3, 2004.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 15, 2005

(4) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 3, 2005

(5) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 1, 2005.

(6) Filed herewith.

(7) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on April 12, 2005.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal years ended August 31, 2005 and 2004 and fees billed for other services rendered by it during those periods.

	2005	2004
Audit Fees:	$95,490	$12,300
Audit Related Fees:	0	0
Tax Fees:	0	0
All Other Fees:	0	0

Total:	$95,490	$12,300

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our independent accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, and mergers and acquisitions.

Other Fees

All Other Fees consist of fees billed for products and services provided by the principal accountant, other than those services described above.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee Charter requires the prior approval of all audit and non-audit services provided by our independent auditors, subject to certain de minimus exceptions which are approved by the Audit Committee prior to the completion of the audit. Prior to the creation of the Audit Committee, our Board of Directors served the role of our audit committee and approved the engagement of our independent auditors to render audit and non-audit services before they were engaged. All of the services for which fees are listed above were pre-approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK OIL AND GAS, INC.

Date: November 29, 2005	/s/ V. Ray Harlow V. Ray Harlow Chief Executive Officer
Date: November 29, 2005	/s/ John Ruddy John Ruddy Chief Financial Officer and Principal Accounting Officer

      KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors of Maverick Oil and Gas, Inc. hereby constitutes and appoints V. Ray Harlow, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments to this Form 10-KSB, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ V. Ray Harlow V. Ray Harlow	Chief Executive Officer	November 29, 2005
/s/ John Ruddy John Ruddy	Chief Financial Officer and Principal Accounting Officer	November 29, 2005
/s/ Lance E. Johnson Lance E. Johnson	Director	November 29, 2005
/s/ David Preng David Preng	Director	November 29, 2005
/s/ Andrej Rucigaj Andrej Rucigaj	Director	November 29, 2005

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Maverick Oil and Gas, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Maverick Oil and Gas, Inc. and Subsidiaries, as of August 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the two years then ended. These financial statements are the responsibility of Maverick’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maverick Oil & Gas, Inc. and Subsidiaries, as of August 31, 2005 and 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas
November 23, 2005

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,
	2005	2004
Current Assets:
Cash	$3,008,854	$596,748
Accounts receivable	881,410	—
Prepaid expenses and advances to operators	501,459	102,812

Total Current Assets	4,391,723	699,560
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	5,903,686	—
Unproved properties not being amortized, net of impairment	5,249,902	3,529,835
Furniture and equipment, net of accumulated depreciation of $18,199	221,285	—

Total Property, Plant and Equipment, Net	11,374,873	3,529,835
Other assets	342,768	—
Investments in limited partnership	962,199	—

Total Assets	$17,071,563	$4,229,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expense	$3,078,657	$100,987
Payables for oil and gas interests	353,265	400,000
Notes payable	48,451	1,859,000

Total Current Liabilities	3,480,373	2,359,987
Minority Interest	889,475	95,212
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding Common stock, $.001 par value, authorized 200,000,000 shares; 96,472,565 shares issued and outstanding at August 31, 2005 and 60,520,000 shares issued and outstanding at August 31, 2004	96,473	60,520
Additional paid-in capital	45,687,506	1,917,980
Deferred compensation	(3,735,956)	—
Deficit accumulated during development stage	(29,346,308)	(204,304)

Total Stockholders’ Equity	12,701,715	1,774,196

Total Liabilities and Stockholders’ Equity	$17,071,563	$4,229,395

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2005	2004
Revenues	$283,785	$—

Expenses:
Lease operating expenses	154,653	—
Exploration costs	4,739,630	7,038
Share based compensation	9,982,798
Impairment of oil & gas properties	5,710,416	—
Loss on earnest money deposit	4,250,000	—
General and administrative	3,680,202	152,481
Depletion, Depreciation and Amortization	153,409	—

Total expenses	28,671,108	159,519

Loss before minority interest	(28,387,323)	(159,519)
Minority interest	1,353,751	4,788

Loss from operations	(27,033,572)	(154,731)
Other income (expenses):
Interest income and other	50,072	(1,000)
Note discount amortization	(2,158,504)	—

Other income (expenses)	(2,108,432)	—

Net loss to common stockholders	$(29,142,004)	$(155,731)

Basic and diluted loss per common share	$(0.36)	$(0.00)

Basic and diluted weighted average common shares outstanding	80,741,335	58,678,904

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended August 31, 2005 and 2004

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit During Development Stage	Deferred Compensation	Total Stockholders’ Equity
Balance at August 31, 2003	58,520,000	$58,520	$19,980	$(48,573)	$—	$29,927
Issuance of Common Stock for Cash at $1.00 per share, net of issuance costs of $155,731	2,000,000	2,000	1,898,000	—	—	1,900,000
Net Loss	—	—	—	(155,731)	—	(155,731)

Balance at August 31, 2004	60,520,000	60,520	1,917,980	(204,304)		1,774,196
Discount on convertible debentures, net of minority interest portion of $300,116	—	—	1,755,576	—	—	1,755,576
Common Stock issued for cash	28,535,000	28,535	25,454,756	—		25,483,291
Common Stock issued for services	125,000	125	198,625	—		198,750
Purchase of Hurricane Energy, LLC with Common Stock	4,500,000	4,500	11,785,500	—	(11,790,000)	—
Amortization of deferred compensation related to the purchase of Hurricane Energy, LLC					8,054,044	8,054,044
Warrants issued for the purchase of Hurricane Energy, LLC			957,747			957,747
Options issued for the purchase of Hurricane Energy, LLC			76,107			76,107
Conversion of DDH promissory note to Common Stock	942,565	943	999,057	—		1,000,000
Conversion of Trident note to Common Stock	1,850,000	1,850	1,848,150	—		1,850,000
Issuance of Options for services	—	—	418,500	—		418,500
Issuance of Warrant for services	—	—	275,508	—		275,508
Net Loss	—	—	—	(29,142,004)		(29,142,004)

Balance at August 31, 2005	96,472,565	$96,473	$45,687,506	$(29,346,308)	$(3,735,956)	$12,701,715

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(29,142,004)	$(155,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	9,982,798	—
Minority interest	(1,353,751)	95,212
Gain on equity investments	(12,199)	—
Depreciation, depletion and amortization	2,311,910	7,650
Impairment of oil and gas properties	5,710,416	—
Exploration costs	4,739,630	7,038
Loss on earnest money deposit	4,250,000	—
Changes in working capital:
Increase in accounts receivable	(881,410)	—
Increase in prepaid expenses, advances to operators and other	(723,416)	—
Increase in accounts payable and accrued expenses	2,912,935	90,796

Net cash privided by (used in) operating activities	(2,205,091)	44,965
Cash Flows from Investing Activities:
Purchase of oil and gas properties	(19,209,009)	(3,121,344)
Purchase of furniture and equipment	(167,876)	—
Camden acquisition deposit	(4,250,000)	—
Dividends received	50,000	—

Net cash used in investing activities	(23,576,885)	(3,121,344)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	25,364,936	1,900,000
Proceeds from issuance of debt	1,600,000	1,951,500
Proceeds from minority interest owner	1,847,899	—
Repayment of debt	(618,753)	(210,000)

Net cash provided by financing activities	28,194,082	3,641,500

Net Increase (Decrease) in Cash	2,412,106	565,121
Cash at the Beginning of Period	596,748	31,627

Cash at the End of Period	$3,008,854	$596,748

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$515	$—
Taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Maverick Oil and Gas, Inc. (“Maverick”) was incorporated in Nevada on June 18, 2002. Maverick and its subsidiaries (collectively, the “Company”) is an early stage independent energy company engaged in oil and gas exploration, exploitation, development and production. We currently participate in these activities through the interests we hold in oil and gas exploration and development projects in Texas, Colorado and most recently, Arkansas. These regions are characterized by potentially long-lived reserves with predictable and relatively low production depletion rates, lower service costs than in more competitive or remote areas, a favorable regulatory environment that encourages drilling efforts, and limited federal land or land access impediments. Our strategy is to identify projects that fit our investment and production criteria, so as to enhance production and cash flow and optimize the use of our investment capital.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements include the accounts of Maverick Oil and Gas, Inc. and its subsidiaries. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

Successful Efforts Accounting

The Company follows the successful efforts method to account for its crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charged to expense when incurred.

Impairment of Properties

Maverick reviews proved properties at the field level when management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Such events include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. If the carrying amount of an asset exceeds the sum of the undiscounted estimated future net cash flows. The Company recognizes impairment expense equal to the difference between the carrying value and the fair value of the asset which is estimated to be the expected present value of future net cash flows from proved reserves, utilizing a risk-free rate of return. The Company cannot predict the amount of impairment charges that may be recorded in the future. Unproved leasehold costs are reviewed periodically and a loss is recognized to the extent, if any, that the cost of the property has been impaired.

Valuation of Property and Equipment

The Company follows the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that the Company’s long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. An impairment is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

SFAS 144 provides for future revenue from the Company’s oil and gas production to be estimated based upon prices at which management reasonably estimates such products will be sold. These estimates of future product prices may differ from current market prices of oil and gas. Any downward revisions to management’s estimates of future production or product prices could result in an impairment of the Company’s oil and gas properties in subsequent periods.

The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. During the fiscal year ended August 31, 2005 the company recorded an impairment loss of $5,710,416 on proved oil gas reserves and exploration expenses related to unproved properties of $4,739,630.

Other Property and Equipment

Other property and equipment of the Company consists primarily of computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, ranging from three to seven years, on a straight-line basis. Repairs and maintenance are expensed as incurred while costs incurred that extend the useful life are capitalized.

Asset Retirement Obligations

The company follows the provisions of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This accounting standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company adopted SFAS 143 as of January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or results of operations.

Revenue Recognition

The Company recognizes oil and natural gas revenue for its interest in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company’s share of production.

Income Taxes

The Company is subject to income and other related taxes in areas in which it operates. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by the Company. The Company evaluates periodically its tax operating loss and other carryforwards to determine whether a gross deferred tax asset, as well as a related valuation allowance, should be recognized in its financial statements.

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

Equity Method

Under the guidance of Emerging Issues Task Force D-46, Accounting for Limited Partnership Investments Maverick uses the equity method to account for all of its limited partnership and membership interests that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the equity method of accounting, Maverick’s proportionate share of the investees net income or loss is included in Loss on equity investments in the condensed consolidated statements of operations. Each investment is evaluated each reporting period for impairment.

NOTE 3. STOCK BASED COMPENSATION

Maverick follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, Maverick has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the twelve months ended August 31, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, Maverick’s net loss and net loss per share would have been:

	Twelve Months ended August 31,
	2005	2004
Net loss as reported	$(29,142,004)	$(155,731)
Add: Stock-based employee compensation expense included in reported net income determined under APB No. 25, net of related tax effects	494,607	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(946,504)	(5,666)

Pro forma net loss	$(29,593,901)	$(161,397)
Loss per share:
Basic as reported	$(0.36)	$(0.00)
Basic pro forma	$(0.37)	$(0.00)

NOTE 4. INVESTMENT IN LIMITED PARTNERSHIP

PHT Resendez, L.P.

During October 2004, Maverick purchased a 19.8% interest of PHT Resendez, L.P. (PHT Resendez), a Delaware limited partnership, in exchange for a capital contribution of $1,000,000. PHT Resendez was formed to purchase leasehold interests in certain oil and gas prospects on 1,248.2 acres located in Zapata County, Texas.

At the discretion of PHT Gas, LLC, the general partner, available cash will be distributed first to all limited partners to the extent of their unreturned capital balances until all unreturned capital balances have been returned and then 75% to the limited partners in proportion to their respective percentage interests and 25% to PHT Gas, LLC.

NOTE 5. NOTES PAYABLE

3% unsecured demand notes

On October 12, 2004, MBE borrowed $300,000 pursuant to a 3% unsecured demand note payable and repaid the loan as of February 28, 2005.

On October 29, 2004, MBE borrowed $300,000 pursuant to a 3% unsecured demand note payable and repaid the loan as of August 31, 2005.

NOTE 6. CONVERTIBLE DEBENTURE

On November 18, 2004, Maverick borrowed $1,000,000 pursuant to a convertible note agreement with DDH Resources II, Limited (DDH). The convertible note was due at the earliest of six months or when Maverick completed an equity raise of at least $5,000,000. Interest accrued at 12% per annum. At maturity date or at the option of the lender, the note and accrued interest were convertible into shares of common stock at a conversion rate of $1.10. To induce DDH into making the loan, Maverick issued 500,000 warrants exercisable for 3 years at $2.00. Based on the conversion rate of $1.10. As a result of this transaction, Maverick recorded a beneficial conversion feature on the note in the amount of $626,914 accounted for a as a note discount, amortized over the life of the loan. In addition, Maverick valued the warrants, via the Black-Scholes method, and an additional $263,278 discount on the note was recorded. On March 1 2005, DDH exercised its option to convert this note into 942,565 shares of stock. The note discount has been fully amortized as of August 31, 2005.

As of August 31, 2004 Maverick issued a 12% Senior Secured Note dated July 14, 2004 of $1,850,000 to the Trident Growth Fund, LP (Trident). On January 16, 2005, because Maverick was not in compliance with its obligation under the loan agreement, Trident agreed to modify the loan agreement to the following terms: The note became convertible commencing January 16, 2005 and terminating March 31, 2005, all amounts due and owing under the note shall, at the option of Trident, be converted into shares of common stock at a conversion rate of $1.00. Based on the conversion rate of $1.00, Maverick has recorded a beneficial conversion feature on the note in the amount of $1,165,000 which was recorded as a note discount. This discount is being amortized over the life of the loan. As of August 31, 2005, Maverick had amortized the entire discount.

On March 7, 2005, the Trident note was converted into 1,850,000 shares of common stock.

As discussed in Note 11, during October 2005 the Company entered into a Securities Purchase agreement with Trident Growth Fund, L.P. to borrow $2,000,000 in exchange for a convertible debenture and warrants to purchase 500,000 of Maverick’s Common Stock. The 12% interest convertible debenture has a principal amount of $2,000,000 and must be repaid on or before October 26, 2006. The warrant has a term of 5 years.

NOTE 7. STOCKHOLDERS EQUITY

As disclosed in Note 6, Maverick issued 500,000 warrants, exercisable for 3 years, to purchase its common stock at $2.00.

In January and February 2005, Maverick issued 28,535,000 shares of common stock for net proceeds of $25,483,291 in a private placement to investors.

In February 2005, Maverick issued 125,000 shares of common stock valued at $198,750 to Westport Strategic Partners for services.

On March 10, 2005, the Company issued 4,500,000 shares of common stock and options and warrants to purchase an aggregate of 4,500,000 shares of the Mavericks common stock to the former members of Hurricane Energy, LLC, in connection with the purchase of all the membership interests of Hurricane. Options to purchase 3,690,000 shares of common stock were issued under the 2005 Stock Incentive Plan at an exercise price of $2.395 per share. Maverick also issued warrants to purchase 810,000 shares of our common stock. One-half of these warrants are exercisable commencing on the first anniversary of the closing at an exercise price of $1.75 per share. The balance of the warrants can be exercised commencing on the second anniversary of the closing at an exercise price of $1.92 per share. The warrants have the term of three years.

During March 2005, Maverick issued warrants to purchase 200,000 shares of its common stock at an exercise price of $1.25 per share to a third party in consideration for consulting services. The warrants had a fair value of $275,508.

During March 2005, the Company issued 1,600,000 shares to DDH Resources II, Limited, and 250,000 shares to Trident Growth Fund, LP, each in conversion and full payment of approximately $1,850,000 principal amount remaining due under a note issued by a subsidiary.

During March 2005, the Company issued warrants to former employees to purchase 450,000 shares of its common stock in exchange for services. The warrants had an intrinsic value of $418,500 at the grant date, with an exercse price of $1.50. The market value on grant date was $2.43. These warrants have a term of 3 years.

During August and September 2005, the company granted 240,000 stock options to three of its non-employee directors to each purchase 80,000 shares of common stock, provided the director remains on the Company’s Board of Directors through the vesting period. One-half (50%) of these options vest during August and September 2006 and the remaining 50% vest during August and September 2007. These options have an exercise price ranging from $1.02 to $1.22 per share and expire during 2015. The average fair value of each option granted was $0.96. All options were granted with an exercise price equal to the market price on the trading day prior to the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected average volatility of 101% and a risk-free interst rate of 2%.

As disclosed in Note 12, during November 2005 Maverick sold 200,000 investment units, each unit consisting of ten shares of the Company’s common stock and one warrant to purchase four shares of common stock of the Company. The warrants have a term of five years.

NOTE 8. HURRICANE ENERGY, LLC TRANSACTION

On March 10, 2005, Maverick acquired 100% of the outstanding membership interests of Hurricane Energy, LLC, a Delaware Limited Liability Company (Hurricane). Hurricane’s membership interests were acquired for aggregate consideration of 4.5 million shares of Maverick’s common stock, and a combination of options and warrants to acquire an additional 4.5 million shares of Maverick’s common stock. The aggregate fair value of Maverick’s equity instruments issued as consideration for Hurricane’s membership interests totaled $16,113,443.

Since Hurricane remained a development stage company from its inception (on November 23, 2003) through the date of the acquisition, and since at the time of the acquisition its management team constituted its principal assets, the transaction was not accounted for as a business combination, but rather, as a purchase of the net assets acquired.

The membership interests of Hurricane were acquired from a group of 11 members, eight of whom owned approximately 22% of Hurricane (the Hurricane Investors), and three of whom managed and owned approximately 78% of Hurricane (the Hurricane Founders). The Hurricane Founders agreed to become the executive officers of Maverick.

The 4.5 million shares of Maverick common stock were valued at $11,790,000. Of the 4.5 million shares of Maverick’s common stock issued, 3,510,000 shares were issued to the Hurricane Founders and 990,000 shares were issued to the Hurricane Investors. At closing, 1,125,000 (25%) of the shares were issued to the Hurricane Founders and the Hurricane Investors. The remaining 3,375,000 shares (75%) are being held in escrow until the first anniversary of the transaction. To receive the balance of their shares, the Hurricane Founders must continue to be employed at the first anniversary. As of August 31, 2005, Maverick has expensed $8,054,044 of the fair value of these shares and allocated $71,608 to the value of the net assets acquired from Hurricane. The remaining balance of $3,735,956, relating solely to the Hurricane Founders shares being held in escrow, is being accounted for as deferred compensation and will be recognized ratably as an expense up through the first anniversary.

Of the options and warrants issued, options to acquire 3,690,000 shares of Maverick’s common stock were issued to the Hurricane Founders in connection with their agreement to become Maverick’s executive officers (the Hurricane Founders Options) and warrants to acquire 810,000 shares of Maverick’s common stock were issued to the Hurricane Investors (the Hurricane Investors Warrants). The Hurricane Founders Options vest at 20% per annum assuming continued employment. The intrinsic value of the Hurricane Founders Options on the date of grant was $830,250 and is being expensed ratably over the next sixty months. As of August 31, 2005, Maverick has expensed $76,107 of the value of the Hurricane Founders Options. The fair value of the Hurricane Investors Warrants was $957,747 and has been fully expensed as of August 31, 2005.

NOTE 9. INCOME TAXES

The Company uses the liability method, where deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $19.2 million at August 31, 2005, and will expire in the years 2024 through 2025.

At August 31, 2005, deferred tax assets consisted of the following:

2005
Deferred tax assets
Net operating loss carryforward	$6,706,000
Valuation allowance	(6,706,000)

Net deferred tax asset	$—

NOTE 10. COMMITMENTS AND CONTINGENCIES

Leases
During the second quarter of our fiscal year 2005, the Company entered into operating lease agreements for its principal offices located in Fort Lauderdale, Florida and the field office located in Dallas, Texas at a total monthly minimum cost of approximately $9,200 and $5,900 respectively. The Florida lease expires in 2008 and the Texas lease expires in 2010. Total rent expense for the fiscal year ended August 31, 2005 was $37,974.

Future minimum annual rental payments for these leases are as follows:

Year ending August 31,
2006	$190,474
2007	199,607
2008	122,187
2009	77,857
2010	54,971

$645,096

NOTE 11. LOSS ON EARNEST MONEY DEPOSIT

During the third quarter of fiscal 2005, Maverick instituted litigation to recover a $5 million earnest money deposit paid in connection with the attempted purchase of the shares of Camden Resources, Inc. During October 2005, the Company entered into a settlement of the dispute and recovered $750,000 of the earnest money deposit. Accordingly, the 2005 financial statements reflect a loss on earnest money deposit of $4,250,000.

NOTE 12. SUBSEQUENT EVENTS

Convertible Debenture and Warrants

On October 26, 2005, Maverick borrowed $2,000,000 from Trident Growth Fund, LP. in exchange for a convertible debenture and warrants to purchase 500,000 shares of our common stock. The convertible debenture has a principal amount of $2,000,000 and bears interest at 12%. It must be repaid on or before October 26, 2006, and is secured by a security interest in all Maverick’s assets (subject to a subordination agreement relating to Maverick Woodruff County, LCC). The debenture is convertible into Maverick shares of common stock at the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” after the issuance of the debenture. A “Qualifying Transaction” is (a) an equity and/or debt financing in which we receive gross proceeds of at least $3,000,000 and (b) a merger, consolidation, sale of all or substantially all of our assets, a tender or exchange offer for our common stock, or a reclassification or compulsory share exchange. The conversion price is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then conversion price of the debenture.

The warrant has a term of 5 years and bears an exercise price equal to the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” (as defined above) after the issuance of the warrant. The number of shares issuable upon exercise of the warrant will increase by 500,000 for each 150 day period following the issuance of the warrant that the debenture remains unpaid in full. The exercise price of the warrant is subject to customary anti-dilution adjustments and a ‘full ratchet‘ adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then exercise price of the warrant.

Barnett Shale project Operatorship

From inception of the Barnett Shale project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of the 1,942 acre portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, Maverick acquired the 13% interest in RBE from Mr. Ferrell in consideration for the purchase price of $1,750,000 and 250,000 shares of our common stock. Of the purchase price, $250,000 has been paid and the balance of $1,500,000 shall be paid on or before January 19, 2006 subject to completion by Maverick of a financial audit of all relevant financial and other data relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, the Company became the managing member of RBE and operator of the 1,942 acre portion of the project.

NOTE 13. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of our operations are directly related to oil and gas producing activities located in Texas and Colorado.

Capitalized Costs Relating to Oil and Gas Producing Activities

August 31,	2005	2004
Proved oil and gas properties	$6,038,896	$—
Unproved oil and gas properties	5,249,902	3,529,835

Total capitalized costs	11,288,798	3,529,835
Less accumulated depreciation and amortization	(135,210)	—

Net Capitalized Costs	$11,153,588	$3,529,835

Costs Incurred in Oil and Gas Producing Activities

For the Fiscal Years Ended August 31,	2005	2004
Acquisition of proved properties	$509,369	$—
Acquisition of unproved properties	4,734,219	3,121,344
Development costs	13,965,421	—
Exploration costs	4,739,630	7,038
Asset retirement costs recognized according to SFAS No. 143	—	—

Total Costs Incurred	$23,948,639	$3,128,382

Results of Operations from Oil and Gas Producing Activities

For the Fiscal Years Ended August 31,	2005	2004
Oil and gas revenues	$283,785	$—
Production costs	(135,452)	—
Production taxes	(19,201)	—
Depreciation and amortization	(135,210)	—

Results of operations before income taxes	(6,078)	—
Provision for income taxes	—	—

Results of Oil and Gas Producing Operations	$(6,078)	$—

Proved Reserves

Our proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history; acquisitions of oil and gas properties; and changes in economic factors. Our proved reserves are summarized in the table below.

	Crude Oil and Natural Gas Liquids Bbls.	Natural Gas Mcf
Reserves at September 1, 2004	—	—
Extensions, discoveries and other additions	16,799	1,019,087
Revisions of prior estimates	—	—
Production	(1,399)	(31,687)

Reserves at August 31, 2005	15,400	987,400

Proved producing reserves	12,200	346,500

Standardized Measure

The standardized measure of discounted future net cash flows (“standardized measure “) and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate.

As of August 31, 2005 and 2004, estimated well abandonment costs, net of salvage, are deducted from the standardized measure using year-end costs. Such abandonment costs are recorded as a liability on the consolidated balance sheet, using estimated values of the projected abandonment date and discounted using a risk-adjusted rate at the time the well is drilled or acquired.

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

The standardized measure of discounted estimated future net cash flows related to proved crude oil and natural gas reserves at August 31, 2005 and 2004 is as follows:

Standardized Measure of Discounted Future Cash Flows:

	2005	2004
Future cash inflows	$10,864,200	$—
Future production costs	(1,661,300)	—
Future development costs	(851,800)	—
Future income taxes	—	—

Future net cash flows	8,351,100	—
10% annual discount	(3,075,500)	—

Standardized measure of discounted net cash flows	$5,275,600	$—

Share of equity method investee’s standardized measure of discounted future net cash flows	$895,600	$—

The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended August 31, 2005 and 2004 are as follows:

Changes in Standardized Measure of Discounted Future Cash Flows:

	2005	2004
Balance at September 1	$—	$—
Net changes in prices and production costs	—	—
Net changes in future development costs	—	—
Sales of oil and gas produced, net	(164,000)	—
Extensions, discoveries and other additions	5,439,600	—
Revisions of previous quantity estimates	—	—
Previously estimated development costs incurred	—	—
Net change in income taxes	—	—
Accretion of discount	—	—
Other	—	—

Balance at August 31, 2005	$5,275,600	$—

EXHIBITS