Form 10-Q
period 2005-09-30
MAVERICK OIL & GAS, INC.
filed 2006-01-09
CIK 1193159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 98,722,565 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of January 4, 2006.

MAVERICK OIL AND GAS, INC.

i

MAVERICK OIL AND GAS, INC AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	November 30, 2005	August 31, 2005
Current Assets:
Cash	$2,409,061	$3,008,854
Accounts receivable	618,876	881,410
Prepaid expenses and advances to operators	1,310,630	501,459

Total Current Assets	4,338,567	4,391,723
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	8,308,555	5,903,686
Unproved properties not being amortized, net of impairment	10,406,245	5,249,902
Furniture and equipment, net of accumulated depreciation of $48,245 and $18,198	279,076	221,285

Total Property, Plant and Equipment, Net	18,993,876	11,374,873
Other assets	342,573	342,768
Investments in limited partnership	—	962,199

Total Assets	$23,675,016	$17,071,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expense	$4,061,519	$3,078,657
Payables for oil and gas interests	355,842	353,265
Notes payable	3,951,447	48,451

Total Current Liabilities	8,368,808	3,480,373
Minority Interest	942,710	889,475
Stockholders’ Equity:
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 200,000,000 shares; 98,722,565 shares issued and outstanding at November 30, 2005 and 96,472,565 shares issued and outstanding at August 31, 2005	98,723	96,473
Additional paid-in capital	48,477,236	45,687,506
Deferred compensation	(2,011,669)	(3,735,956)
Accumulated deficit	(32,200,792)	(29,346,308)

Total Stockholders’ Equity	14,363,498	12,701,715

Total Liabilities and Stockholders’ Equity	$23,675,016	$17,071,563

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2005	2004
Revenues	$811,169	$—

Expenses:
Lease operating expenses	57,849	—
Exploration costs	22,075	14,725
Share based compensation	1,765,801	—
General and administrative	1,474,160	239,124
Depletion, Depreciation and Amortization	253,811	—

Total expenses	3,573,696	253,849

Loss before minority interest	(2,762,527)	(253,849)
Minority interest	(49,937)	9,113

Loss from operations	(2,812,464)	(244,736)
Other income (expenses):
Interest income and other	8,843	—
Interest Expense	(50,863)	—

Other income (expenses)	(42,020)	—

Net loss to common stockholders	$(2,854,484)	$(244,736)

Basic and diluted loss per common share	$(0.03)	$(0.00)

Basic and diluted weighted average common shares outstanding	97,093,444	60,520,000

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(2,854,484)	$(244,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,765,801	—
Minority interest	49,937	(9,113)
Depreciation, depletion and amortization	253,811	103,561
Note discount amortization	11,557
Changes in working capital:		—
Decrease in accounts receivable	262,534	—
Increase in prepaid expenses, advances to operators and other	(668,504)	—
Increase in accounts payable and accrued expenses	985,439	(9,669)

Net cash used in operating activities	(193,909)	(159,957)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	(5,198,612)	(1,226,627)
Acquisition of office building	(60,659)	—
Purchase of furniture and equipment	(10,034)	—

Net cash used in investing activities	(5,269,305)	(1,226,627)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	1,860,000	—
Proceeds from issuance of debt	2,834,850	1,600,000
Proceeds from minority interest owner	174,166	—
Repayment of debt	(5,595)	(8,000)

Net cash provided by financing activities	4,863,421	1,592,000

Net Increase (Decrease) in Cash	(599,793)	205,416
Cash at the Beginning of Period	3,008,854	596,748

Cash at the End of Period	$2,409,061	$802,164

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$23,305	$—
Taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Maverick’s 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2006.

Maverick follows the provisions of SFAS No. 123. As permitted under SFAS No. 123, Maverick has continued to utilize APB 25 in accounting for its stock-based compensation to employees. Had compensation expense for the three months ended November 30, 2005 and 2004 been determined under the fair value provisions of SFAS No. 123, as amended by SFAS 148, Maverick’s net loss and net loss per share would have been:

	Three months ended November 30,
	2005	2004
Net loss as reported	$(2,854,484)	$(244,736)
Add: Stock-based employee compensation expense included in reported net income determined under APB No. 25, net of related tax effects	41,513	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(168,287)	—

Pro forma net loss	$(2,981,258)	$(244,736)

Loss per share:
Basic as reported	$(0.03)	$(0.00)
Basic pro forma	$(0.03)	$(0.00)

NOTE 2 — CURRENT PROJECTS

Zapata County

On October 1, 2005, the owners of the PHT Resendez Limited Partnership elected to dissolve the partnership and distribute the assets to the members in proportion to their membership interest in the Limited Partnership. These assets consisted of some cash, a producing gas well, and leasehold interests in oil and gas properties in Zapata County, Texas. Accordingly, Maverick will no longer report its investment on an equity method basis, but will consolidate the revenues and expenses into our income statement and reflect the investment in cash and fixed asset sections of the balance sheet.

Fayetteville Shale

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

Barnett Shale

From inception of the project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of the 1,942 acre portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell in consideration for the purchase price of $1,750,000 and 250,000 shares of our common stock, for total purchase price of $2,037,500. Of the purchase price, $250,000 has been paid, and the balance of $1,500,000 must be paid on or before January 19, 2006, subject to our completion of an audit of financial and other data relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, we became the managing member of RBE and operator of the 1,942 acre portion of the project.

NOTE 3 — CONVERTIBLE DEBENTURES

During October 2005 the Company entered into a Securities Purchase agreement with Trident Growth Fund, L.P. to borrow $2,000,000 in exchange for a convertible debenture and warrants to purchase 500,000 shares of Maverick’s Common Stock at $1.00 per Share. The 12% interest convertible debenture has a principal amount of $2,000,000 and must be repaid on or before October 26, 2006. The warrant has a term of 5 years. Maverick recorded a beneficial conversion feature on the note in the amount of $602,966 accounted for a as a note discount, amortized over the life of the loan. During the quarter ended the total amortization amount totaled $11,557. In addition, Maverick valued the warrants, via the Black-Scholes method, and an additional $261,483 discount on the note was recorded. This note was paid in full on January 6, 2006.

NOTE 4 — STOCKHOLDERS’ EQUITY

As disclosed in Note 3, Maverick issued 500,000 warrants, exercisable for 3 years, to purchase its common stock at $2.00.

During October 2005 the Company entered into a Securities Purchase agreement with Trident Growth Fund, L.P. to borrow $2,000,000 in exchange for a convertible debenture and warrants to purchase 500,000 shares of Maverick’s Common Stock at $1.00 per Share. The 12% interest convertible debenture has a principal amount of $2,000,000 and must be repaid on or before October 26, 2006. The warrant has a term of 5 years. Maverick recorded a beneficial conversion feature on the note in the amount of $602,966 accounted for a as a note discount, amortized over the life of the loan. During the quarter ended the total amortization amount totaled $11,557. In addition, Maverick valued the warrants, via the Black-Scholes method, and an additional $261,483 discount on the note was recorded. This note was paid in full on January 6, 2006.

During August and September 2005, the Company granted stock options to three of its non-employee directors. Each of the options granted entitle the director to purchase 80,000 shares of common stock, provided that he remains on the Company’s Board of Directors through the vesting period. One-half (50%) of these options vest during August and September 2006 and the remaining 50% vest during August and September 2007. These options have an exercise price ranging from $1.02 to $1.22 per share and expire during 2015. The average fair value of each option granted was $0.96. All options were granted with an exercise price equal to the market price on the trading day prior to the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected average volatility of 101% and a risk-free interest rate of 2%.

On November 28, 2005, Maverick sold 200,000 investment units at a price of $10 per unit to Millenium Global Investments, Ltd., with each unit consisting of ten (10) shares of the Company’s common stock and one (1) warrant to purchase four (4) shares of its common stock subject to an exercise price of $1.70 per share and a term of five (5) years.

NOTE 5 — SUBSEQUENT EVENTS

On December 2, 2005, Maverick issued 250,000 shares of its common stock to Reichmann Petroleum as part of the purchase price for an additional interest in RBE, LLC.

On December 19, 2005, Maverick entered into an agreement to purchase a drilling rig for $6,900,000, which will be initially dedicated to the development of Fayetteville Shale project. A deposit of $690,000 has been made and delivery of the rig and closing is scheduled for mid-January 2006. Maverick will either assign this Purchase Agreement to a drilling contractor who will dedicate it to our projects or Maverick will hold a 45% interest in the rig with the remaining interest held by the other participants in the Fayetteville Shale project.

On January 6, 2006, the Company issued Secured Convertible Debentures in the principal amount of $20 million and Warrants to purchase up to 31,996,587 shares of the Company’s Common Stock. The Secured Convertible Debentures are convertible into 21,331,058 shares of the Company’s Common Stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments. Of the Warrants, 21,331,059 have an initial exercise price of $0.9376 per share, 5,332,764 have an initial exercise price of $1.50 per share, and the remaining 5,332,764 have an initial exercise price of $2.00 per share. The exercise prices of the Warrants are subject to anti-dilution adjustments. The Company has agreed to register the resale of the shares of common stock issuable upon conversion of the Secured Convertible Debentures and exercise of the Warrants. If the Company fails to timely register the shares, it will be subject to certain financial penalties. This transacation will be reviewed for the application of EITF 00-19 and FAS 133 in regards to accounting for embedded derivatives.

On January 6, 2006 the Company paid off the $2,000,000 Trident Note entered into in October 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. In connection with our overall business objectives, we expect to be able to complete the development of our existing projects and implement an aggressive growth strategy. This assumes however, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource project management services on terms satisfactory to us. Our ability to accomplish these objectives, however, depends upon among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2005, under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Our principal executive offices are located at 888 East Las Olas Boulevard, Suite 400, Fort Lauderdale, Florida 33301. Our telephone number is (954) 463-5707.

Our Current Projects

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

We have set a target for Maverick Woodruff County, LLC to acquire 150,000 net mineral acres (67,500 net acres to Maverick). To date, we have fully executed leases on approximately 31,000 acres and have another 102,000 acres under contract pending title work for a total of 133,000 acres committed to date.

We anticipate the total cost to Maverick to secure the target level of leased acreage to be approximately $16 million. We plan to commence drilling operations during the first quarter of calendar 2006, and drill an initial series of six to eight test wells. Following full interpretation of data gathered during this operation, we expect to initiate a full development program by mid-year 2006.

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

RBE owns a working interest of 50% in approximately 10,400 leasehold acres in Wise County, Texas operated by Devon Energy. It also owns a working interest of 100% in approximately 1,942 leasehold acres in Wise County, Texas, that until recently was operated by Reichmann Petroleum and is now operated by us. The interests acquired are subject to a 25% royalty. RBE must drill eight wells by July 2006 to retain its leasehold rights on the 1,942 acre tract. Drilling is complete on the initial test well within the 1,942 acre tract, the Pauline Cook #1, and this well is flowing to sales. The Portwood 4H well was recently drilled on the Devon operated portion of the project and started flowing to sales in December 2005. This allowed RBE to retain its leasehold rights with respect to the 10,400 acres.

From inception of the project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of the 1,942 acre portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell in consideration for the purchase price of $1,750,000 and 250,000 shares of our common stock, for total purchase price of $2,037,500. Of the purchase price, $250,000 has been paid, and the balance of $1,500,000 must be paid on or before January 19, 2006, subject to our completion of an audit of financial and other data relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, we became the managing member of RBE and operator of the 1,942 acre portion of the project.

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

Results of Operations.

As we have remained in the early stages of development, our revenues only recently commenced during the third quarter of fiscal 2005. We realized revenues from operations of $811,169 during the three months ended November 30, 2005, compared to no revenue earned for the comparable quarter for 2004. We expect revenues will gradually rise from current levels as our ongoing projects are able to produce additional quantities of oil and gas.

We incurred a net loss of $2,845,484 for the three months ended November 30, 2005 compared to a net loss of $244,736 for the three month period ended November 30, 2004.

We incurred total expenses of $3,573,696 for the three month period ended November 30, 2005. This compares to total expenses of $253,849 incurred during the three month period ended November 30, 2004. For the three months ended November 30, 2005, our expenses principally consisted of the amortization of non-cash share based compensation expense of $1,765,801 associated with the shares issued for the Hurricane transaction, and general and administrative expenses of $1,474,160.

Liquidity and Capital Resources

Net cash used by operating activities during the 3 month period was $193,909 compared to net cash used of $159,957 during the three months ended November 30, 2004. The primary use of cash in operating activities was to fund the operating loss and growth in receivables.

Net working capital was a deficit of $4,030,241 for the period ended November 30, 2005 versus a surplus of $911,350 for the period ended August 31, 2005. The $4,941,591 shift is primarily the result of additions to notes payable of $1,397,037 for the Trident convertible debenture net of discount, and $1,500,000 payable to Reichmann Petroleum for the additional interest acquired in RBE, LLC and $1,000,000 note to fund leasehold acquisition in the Fayetteville Share area and a payable of $2,475,000 to our partners in the Fayetteville Shale Project that will be relieved when we assign them their share of the leasehold interests acquired, offset by a $809,171 increase in prepaid expenses and advances to operators.

Net cash used in investing activities for the three months ended November 30, 2005 was $5,269,305 as compared to $1,226,627 used for investing activities during the three months ended November 30, 2004. For the three months period ended November 30, 2005, our net cash used for investing activities primarily consisted of acquiring leasehold interests in the Fayetteville Shale area.

Net cash provided by financing activities during the quarter ended November 30, 2005 was $4,863,421 compared to $1,592,000 of cash provided for the quarter ended November 30, 2004. This cash was provided by the proceeds from the issuance of common stock of $1,860,000 and the proceeds from the issuance of debt of $2,834,850.

Our working capital position was affected by the following transactions during the three-month period ending November 30, 2005. During October 2005, we completed a private financing of $2,000,000 consisting of the sale of a convertible debenture and warrants to purchase 500,000 shares of our common stock to Trident Growth Fund, LP. The convertible debenture has a principal amount of $2,000,000 and bears interest at 12%. It must be repaid on or before October 26, 2006, and is secured by a security interest in all of our assets (subject to a subordination agreement relating to Maverick Woodruff County, LLC). The debenture is convertible into our shares of common stock at the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” after the issuance of the debenture (defined as an equity and/or debt financing in which we receive gross proceeds of at least $3,000,000). The conversion price is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then conversion price of the debenture.

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

On January 6, 2006, we completed a private financing of $20 million, consisting of the sale of convertible secured debentures (the “Secured Convertible Debentures”) and five-year warrants to purchase up to 31,996,587 shares of our common stock (the “Warrants”). The Secured Convertible Debentures have an aggregate principal amount of $20 million, bear interest at 7.5% per annum, and have a maturity date on the third anniversary of their issuance, subject to the right of the holders to extend the maturity date for a period of up to three years. Interest payments are scheduled to commence on a quarterly basis during March 2006, with principal payments due in twenty-four equal monthly installments commencing January 2007. Under limited circumstances, interest and principal payments may be made in shares of our common stock priced at an agreed upon discount to market. The Secured Convertible Debentures are convertible into shares of our common stock at an initial conversion price of approximately $0.9376 per share, subject to full-ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the Secured Convertible Debentures, upon payment of certain additional warrants. The Company’s obligations under the Secured Convertible Debentures are secured by a security interest in all of the Company’s assets, which precludes the Company from incurring any other indebtedness, subject to limited carve-outs for trade payables, other forms of operating indebtedness and up to $5 million in senior debt. Of the Warrants, 21,331,059 have an initial exercise price of $0.9376 per share, 5,332,764 have an initial exercise price of $1.50 per share, and the remaining 5,332,764 have an initial exercise price of $2.00 per share. The exercise prices of the Warrants are subject to anti-dilution adjustments which reduce the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the Warrants, the number of shares issuable upon exercise of the Warrants will be correspondingly adjusted.

As part of this transaction, the Company has agreed to file a registration statement with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable upon conversion of the Secured Convertible Debentures and exercise of the Warrants. The registration statement must be filed within 45 days of the closing, must be declared effective by the Commission within 120 days (or 70 days if there is no review of the registration statement by the Commission). If the Company fails to meet the deadlines for the filing or the effectiveness of the registration statement or, subject to certain “grace periods”, the Company is required to pay liquidated damages of two percent of the aggregate purchase price of the Secured Convertible Debentures and Warrants on the date of such failure and on every 30th day thereafter until such failure is cured.

From inception of our Barnett Shale project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of the 1,942 acre portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell in consideration for the purchase price of $1,750,000 and 250,000 shares of our common stock. Of the purchase price $250,000 has been paid and the balance of $1,500,000 must be paid on or before January 19, 2006 subject to completion by us of a financial audit of all relevant financial and other data relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, we became the managing member of RBE and operator of the 1,942 acre portion of the project.

Our plan of operation for the next twelve months is to continue to conduct oil and gas exploration, development, drilling and production operations on our existing projects as well as any new projects we may identify during the year. In this regard, we anticipate that our capital spending plan for the next twelve months, excluding potential acquisitions, entails the expenditure of approximately $48 million across all of our various projects, with the greatest concentration in the Fayetteville Shale and Barnett Shale projects. Our capital spending plan, however, relies upon a number of assumptions including: (i) our ability to secure the requisite financing to fund these projects; (ii) the geology of the various projects validating our expectations as to reserve levels and supporting the drilling of multiple well locations; (iii) the commercial viability of the overall projects, and (iv) all such other assumptions referenced in our Cautionary Statement about Forward-Looking Statements contained in the forepart of our Annual Report on Form 10-K for the year ended August 31, 2005.

As a result of our recent financing transactions during fiscal 2005 and the first quarter of fiscal 2006, we believe that our current capital resources, together with our expected cash flow from operations, are sufficient to maintain our operations over the course of the next twelve months. This includes payment of our anticipated overhead expenses and current liabilities. Our current capital resources, however, are not sufficient to fund all development and drilling of our existing projects, or to fund the acquisition of all additional oil and gas properties, as discussed above. We will, therefore, continue to seek to raise capital over the next 12 months as we attempt to finance the development of our existing projects and in order to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts.

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

Successful Efforts Accounting

The Company utilizes the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charge to expense when incurred.

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

Asset Retirement Obligations

The Company is required to make estimates of the future costs of the retirement obligations of its producing oil and gas properties. This requirement necessitates that the Company make estimates of its property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Rating Risk. As of November 30, 2005, we had approximately $2.4 million in cash and cash equivalents, and short term investments. At November 30, 2005, approximately $1.3 million was held in our operating accounts to be used for general corporate purposes, and $1.1 million was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities. Based on sensitivity analysis performed on the financial instruments held as of November 30, 2005, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended November 30, 2005, a 10% fluctuation in the prices for natural gas and oil production would have had an approximate $0.1 million impact on our revenues.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out by us under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were not effective in that some accounting entries relating to debt and equity instruments required adjustment upon review by our independent auditors. Plans to remedy this situation involve increasing the accounting staff, contracting for independent accounting advice and implementing internal procedures including the distribution of documents. These remedies will be in place in time for the next quarterly filing. With the implementation of these plans we are confident that our disclosure controls and procedures will be more effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Developing our current properties and expanding our operations will require significant capital expenditures which we may be unable to fund.

Our business plan contemplates developing our current exploration properties and expanding our business by acquiring additional oil and gas properties. Our plan of operations for the next twelve months anticipates capital spending of approximately $48 million. We plan to obtain the funding we need through the debt and equity markets. To meet a portion of our capital needs, we sold Secured Convertible Debentures and Warrants for gross proceeds of $20 million on January 6, 2005 in a private placement transaction. The terms of that transaction limit the amount of additional senior debt we may incur to $5 million, and place additional limitations on the timing and pricing of any subsequent rounds of equity financing. These limitations could impair our ability to secure the full amount of capital required by our plan of operations, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of this recent transaction.

The influx of additional shares of our common stock into the market may create downward pressure on the trading price of our common stock.

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

In connection with our January 6, 2006 private placement of Secured Convertible Debentures and Warrants, we have agreed to register the resale of at least approximately 21.3 million shares of common stock issuable upon the conversion of our Secured Convertible Debentures, and 31.9 million shares of common stock issuable upon the exercise of the associated Warrants sold in the transaction. This is in addition to the other shares that we have already agreed to register, as set forth within our Annual Report on Form 10-KSB for the year ended August 31, 2005. This registration and the resale of this many shares, could have an adverse effect on the market price of our common stock at that time, or earlier, based upon the reaction of the market to the potential influx of these shares.

Substantial Voting Power Is Concentrated in the hands of our Principal Stockholders.

Our three largest principal beneficial stockholders already own and control over fifty percent of our outstanding common stock. The two holders of our Secured Convertible Debentures and Warrants, although they are unrelated, have the right to acquire in excess of 50 million shares of our Common Stock should they convert all of their Secured Convertible Debentures, exercise all of their Warrants and hold the shares of Common Stock received upon such conversion and exercise. This would equate to in excess of 30% of our outstanding common stock, after giving effect to such issuance.

The exercise or conversion of our outstanding options and warrants will result in the dilution of the ownership interests of our existing shareholders and may create downward pressure on the trading price of our common stock.

In recognition of our recent private placement of Secured Convertible Debentures, we may in the future issue up to 77,937,827 additional shares of our common stock upon exercise or conversion of existing outstanding convertible securities in accordance with the following schedule:

Number of Shares
Upon exercise of options granted under our Stock Option Plan	4,050,000
Upon exercise of Non-Plan Options	450,000
Upon exercise of Warrants (outstanding as of January 5, 2006)	19,470,250
Upon conversion of Secured Convertible Debentures issued on January 5, 2006	21,331,058
Upon exercise of Warrants issued in conjunction with the Secured Convertible Debentures	31,996,587
Upon exercise of Placement Agent Warrants issued in conjunction with Secured Convertible Debentures	639,932

TOTAL	77,937,827

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2005, we issued to Trident Growth Fund, LP, a $2,000,000 convertible debenture and warrants to purchase 500,000 shares of our common stock. The convertible debenture has a principal amount of $2,000,000 and bears interest at 12%. It must be repaid on or before October 26, 2006, and is secured by a security interest in all of our assets (subject to a subordination agreement relating to Maverick Woodruff County, LCC). The debenture is convertible into our shares of common stock at the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” after the issuance of the debenture, (which is defined as an equity and/or debt financing in which we receive gross proceeds of at least $3,000,000). The conversion price is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then conversion price of the debenture. The warrants have a term of 5 years and bear an exercise price equal to the lesser of $1.00 per share or the price per share of common stock and common stock equivalents sold in the first “Qualifying Transaction” (as defined above) after the issuance of the warrants. The number of shares issuable upon exercise of the warrants will increase by 500,000 for each 150 day period following the issuance of the warrants that the debenture remains unpaid in full. The exercise price of the warrants is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then exercise price of the warrants. The convertible debenture and the warrants were issued to Trident Growth Fund, LP., an accredited investor in a private placement transaction exempt from registration requirements of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D, without the payment of underwriting discounts or commissions (other than a 3% loan origination fee paid to Trident).

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

During December 2005, we issued 250,000 shares of our common stock to Reichmann Petroleum in partial consideration of the purchase of an additional 13% interest in RBE, LLC. The shares of Common Stock was exempt from registration requirements of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act and Rule 506 of SEC Regulation D.

On January 6, 2006, the Company issued Secured Convertible Debentures in the principal amount of $20 million and Warrants to purchase up to 31,996,587 shares of the Company’s Common Stock. The Secured Convertible Debentures are convertible into 21,331,058 shares of the Company’s Common Stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments. Of the Warrants, 21,331,059 have an initial exercise price of $0.9376 per share, 5,332,764 have an initial exercise price of $1.50 per share, and the remaining 5,332,764 have an initial exercise price of $2.00 per share. The exercise prices of the Warrants are subject to anti-dilution adjustments. The Company has agreed to register the resale of the shares of common stock issuable upon conversion of the Secured Convertible Debentures and exercise of the Warrants. If the Company fails to timely register the shares, it will be subject to certain financial penalties. The Secured Convertible Debentures and Warrants were issued to institutional accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated by the Commission thereunder. In connection with the transaction, the Company paid placement agency fees of 7% of the gross proceeds and issued to the placement agents warrants to purchase 639,932 shares of the Company’s common stock (3% of the shares issuable upon conversion of the Secured Convertible Debenture).

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Matters

None

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description
3.2	Amended By-Laws(1)
4.1	Securities Purchase Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (2)
4.2	12% Senior Secured Convertible Debenture of Maverick Oil and Gas, Inc. dated October 26, 2005 (2)
4.3	Pledge of Stock Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (2)
4.4	Security Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (2)
4.5	Common Stock Purchase Warrant Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (2)

4.6	Letter Agreement dated between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. as of October 26, 2005, resulting in a modification to the Security Agreement (2)
4.7	Letter Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of November 15, 2005, resulting in a modification to the warrant granted to Trident (3)
10.27	Form of Securities Purchase Agreement between Millenium Global High Yield Fund, Ltd. and Maverick Oil and Gas Inc., dated as of November 29, 2005(3)
10.28	Form of Common Stock Purchase Warrant between Millenium Global High Yield Fund, Ltd. and Maverick Oil and Gas, Inc., dated as of November 29, 2005(3)
10.29	Securities Purchase Agreement dated January 5, 2006 (relating to the sale of Secured Convertible Debentures and associated Warrants)(4)
10.30	Form of Secured Convertible Debenture dated January 5, 2006(4)
10.31	Form of Warrant dated January 5, 2006(4)
10.32	Form of Registration Rights Agreement dated January 5, 2006(4)
10.33	Form of Security Agreement dated January 5, 2006(4)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(5)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(5)

(1) Incorporated by reference to the Registrant’s current Report on Form 8-K filed with the Commission on January 4, 2006.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 1, 2005.

(3) Incorporated by reference to the Registrant’s Current Annual Report on Form 10-KSB filed with the Commission on November 29, 2005.

(4) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2006.

(5) Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2006	MAVERICK OIL AND GAS, INC. /s/ V. Ray Harlow V. Ray Harlow Chief Executive Officer /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002