Form 10-Q
period 2006-02-28
MAVERICK OIL & GAS, INC.
filed 2006-04-17
CIK 1193159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 99,022,565 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of April 7, 2006.

MAVERICK OIL AND GAS, INC.

i

MAVERICK OIL AND GAS, INC AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2006	August 31, 2005
ASSETS
Current Assets:
Cash	$3,906,622	$3,008,854
Accounts receivable	1,009,619	881,410
Prepaid expenses and advances to operators	2,311,605	501,459

Total Current Assets	7,227,846	4,391,723
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	9,483,204	5,903,686
Unproved properties not being amortized, net of impairment	14,516,510	5,249,902
Furniture and equipment, net of accumulated depreciation of $32,893 and $18,199	736,420	221,285

Total Property, Plant and Equipment, Net	24,736,134	11,374,873
Other assets	2,154,891	342,768
Investments in limited partnership	—	962,199

Total Assets	$34,118,871	$17,071,563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$2,288,977	$3,060,657
Payables for oil and gas interests	355,842	353,265
Notes payable	36,995	48,451
Current maturities of convertible debentures	1,666,667	—

Total Current Liabilities	4,348,481	3,462,373
Non-Current Liabilities:
Fair value of derivatives	23,635,380	—
Convertible debentures, net of discount	8,814,699	—
Other liabilities	18,000	18,000

Total Non-Current Liabilities	32,468,079	18,000
Minority Interest	901,351	889,475
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 200,000,000 shares; 99,022,565 shares issued and outstanding at February 28, 2006 and 96,472,565 shares issued and outstanding at August 31, 2005	99,023	96,473
Additional paid-in capital	49,707,884	45,687,506
Deferred compensation	—	(3,735,956)
Accumulated deficit	(53,405,947)	(29,346,308)

Total Stockholders’ Equity (Deficit)	(3,599,040)	12,701,715

Total Liabilities and Stockholders’ Equity (Deficit)	$34,118,871	$17,071,563

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Oil and gas sales revenues	$362,319	$—	$1,173,488	$—
Expenses:
Lease operating expenses	254,272	—	312,121	—
Exploration costs	40,361	55,124	62,436	69,849
Share based compensation	3,457,977	—	5,223,778	—
General and administrative	2,252,338	615,594	3,726,498	751,158
Depreciation, depletion and amortization	651,664	1,173,771	905,474	1,277,331
Impairment	—	2,692,110	—	2,692,110
Loss on equity investment	—	59,696	—	59,696

Total expenses	6,656,612	4,596,295	10,230,307	4,850,144

Loss before minority interest	(6,294,293)	(4,596,295)	(9,056,819)	(4,850,144)
Minority interest	(4,391)	486,215	(54,328)	495,328

Loss from operations	(6,298,684)	(4,110,080)	(9,111,147)	(4,354,816)
Other income (expense):
Change in fair value of derivatives	(13,559,429)	—	(13,559,429)	—
Interest expense	(1,392,038)	—	(1,442,900)	—
Interest income	44,996	—	53,837	—

Total other income (expense)	(14,906,471)	—	(14,948,492)	—

Net loss to common shareholders	$(21,205,155)	$(4,110,080)	$(24,059,639)	$(4,354,816)

Basic and diluted loss per common share	$(0.21)	$(0.06)	$(0.25)	$(0.07)

Weighted average common shares outstanding	98,929,232	70,564,775	98,006,267	65,459,144

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(24,059,639)	$(4,354,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	5,223,778	198,750
Minority interest	54,328	(495,328)
Depreciation, depletion and amortization	905,474	1,277,331
Impairment	—	2,692,110
Loss on equity investment	—	59,696
Amortization of discount	1,173,384	—
Change in fair value of derivatives	13,559,429	—
Changes in working capital:
Increase in accounts receivable	(128,209)	—
Increase in prepaid expenses, advances to operators and other	(2,067,306)	(1,145,500)
Increase (decrease) in accounts payable and accrued expenses	(1,997,565)	95,467

Net cash used in operating activities	(7,336,326)	(1,672,290)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	(12,724,716)	(8,944,535)
Acquisition of office building	(422,792)	—
Purchase of furniture and equipment	(110,788)	—

Net cash used in investing activities	(13,258,296)	(8,944,535)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	1,860,000	25,396,291
Proceeds from issuance of debt	21,154,850	1,600,000
Proceeds from minority interest owner	488,997	100,000
Repayment of debt	(2,011,457)	(359,000)

Net cash provided by financing activities	21,492,390	26,737,291

Net Increase in Cash	897,768	16,120,466

Cash at the Beginning of Period	3,008,854	596,748

Cash at the End of Period	$3,906,622	$16,717,214

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$47,309	$—
Taxes	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by Maverick Oil and Gas, Inc. (“us”, “we” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although we believe that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2006.

NOTE 2 — STOCK BASED COMPENSATION

During February 2005, the Company adopted a Stock Incentive Plan (the “Stock Incentive Plan”) which covers 10,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”). In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

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

Prior to September 1, 2005 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective December 1, 2005, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended February 28, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

APB 25 did not require any compensation expense to be recorded in the financial statements if the exercise price of the award was not less than the market price on the date of grant. Since all options granted by the Company had exercise prices equal or greater than the market price on the date of grant, no compensation expense was recognized for stock option grants prior to September 1, 2005.

During the quarter ended February 28, 2006, the Company recognized stock-based compensation expenses of $304,370 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method. This total includes $154,101 corresponding to the amount that would have been recognized during our fiscal quarter ended November 30, 2005 had we adopted the provisions of FAS 123R as of that period. We have determined that the expense that would have been recognized during our prior quarter does not have a material effect on the results of operations and earnings per share information previously reported for that period, and accordingly, we have recognized this amount in the results of operations for our quarter ended February 28, 2006.

Prior to the adoption of FAS 123R and for the six months ended February 28, 2006, no tax benefits from the exercise of stock options has been recognized as no options have vested or have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with FAS 123R for the periods indicated:

	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Net loss, as reported	$(4,110,080)	$(4,354,816)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0	0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	0

Pro forma net loss	$(4,110,080)	$(4,354,816)

Net loss per common share:
Net loss per common share, as reported	$(.06)	$(.07)
Net loss per common share, pro forma	$(.06)	$(.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	February 28, 2006	February 28, 2005
Expected life (years)	2.98	—
Risk-free interest rate	3.29%	—%
Expected Volatility	41.77%	—
Expected Dividend yield	0.0%	—%

The range of risk free interest rates used in the Black-Scholes option pricing model (the “Model”) was 3.2% to 4.6%. The range of expected volatility used in the model was 31.3% to 56.1%.

A summary of the options issued by the Company for the six months ended February 28, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2005	4,340,000	$2.26	8.28
Granted	240,000	$1.14	9.69
Exercised	—	—	—
Forfeited/Canceled	—	—	—

Outstanding on February 28, 2006	4,580,000	$2.20	8.35	$19,200

Exercisable on February 28, 2006	450,000	$1.50	1.62	—

The weighted-average grant-date fair value for the six months ended February 28, 2006 and February 28, 2005 was $0.34/share and $0.00/share, respectively. No options were exercised or vested during the periods ended February 28, 2006 and February 28, 2005. The unrecognized share based compensation cost related to stock option expense at February 28, 2006 is $259,579 and will be recognized over a weighted average of 2.4 years.

In accordance with APB 25, the Company recorded compensation expense for restricted stock awards based on the fair market value on the date of grant. The fair value was recorded as deferred compensation in a separate component of shareholders’ equity and expensed over the vesting period. In accordance with FAS 123R, during the quarter ended February 28, 2005, the deferred compensation balance of $2,011,569 was reclassified to paid-in-capital.

Stock-based compensation expense recognized for restricted stock awards was $1,970,288 and $0 for the three months ended February 28, 2006 and February 28, 2005, respectively; and $3,694,576 and $0 for the six months ended February 28, 2006 and February 28, 2005, respectively. The unrecognized compensation cost related to the unvested restricted shares at February 28, 2006 is $128,061 and will be recognized over a weighted-average period of 3.8 years.

A summary of the activity of restricted stock under the Company’s compensation plans during the quarter ended February 28, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 31, 2005	3,510,000	$9,196,200
Granted	300,000	246,000
Vested	—	—
Forfeited/Canceled	—	—

Outstanding on February 28, 2006	3,810,000	$9,442,200

NOTE 3 — CURRENT PROJECTS

Zapata County

On October 1, 2005, the owners of the PHT Resendez Limited Partnership elected to dissolve the partnership and distribute the assets to the members in proportion to their membership interest in the Limited Partnership. These assets consisted of some cash, a producing gas well, and leasehold interests in oil and gas properties in Zapata County, Texas. Accordingly, we no longer report our investment on an equity method basis, but consolidate the revenues and expenses into our income statement and reflect the investment in cash and fixed asset sections of the balance sheet.

Fayetteville Shale

During October 2005, our subsidiary, Maverick Woodruff County, LLC, borrowed $1,000,000 to finance lease acquisitions in the Fayetteville Shale project. The loan was secured by a pledge of the membership interests of Maverick Woodruff County, LLC. However, the loan automatically converted into shares of the common stock of one of our Fayetteville project participants in February 2006 when we acquired and distributed to this participant its prorata interest in 50,000 leasehold acres.

Barnett Shale

From inception of the project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of a 1,942 acre portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell for $1,750,000 and 250,000 shares of our common stock, for a total purchase price of $2,037,500. Of the cash purchase price, $250,000 was paid in October 2005, and the balance of $1,500,000 was paid in January 2006. In connection with this purchase, we became the managing member of RBE and operator of the 1,942 acre portion of the project.

NOTE 4 — CONVERTIBLE DEBENTURES AND WARRANTS LIABILITY

During October 2005, our subsidiary, Maverick Woodruff County, LLC, borrowed $1,000,000 to finance lease acquisitions in the Fayetteville Shale project. The loan was secured by a pledge of the membership interests of Maverick Woodruff County, LLC. However, the loan automatically converted into shares of the common stock of one of our Fayetteville project participants in February 2006 when we acquired and distributed to this participant its prorata interest in 50,000 leasehold acres.

During October 2005, we sold convertible debentures and warrants to Trident Growth Fund, L.P. for gross proceeds of $2,000,000. The convertible debentures had a principal amount of $2,000,000 and bore interest at 12% per annum (the “Trident 2005 Debentures”). The warrants are exercisable over a five year term for 500,000 shares of common stock at an exercise price of $1.00 per share (the “Trident 2005 Warrants”). At its inception, we recorded a beneficial conversion feature on the Trident 2005 Debentures in the amount of $602,966, accounted for as a note discount to be amortized over the life of the loan. The Trident 2005 Debentures were paid in full in January 2006. Upon repayment, the remaining unamortized note discount was recognized as interest expense.

Following the January 6, 2006 issuance of $20 million of secured convertible debentures, as discussed below, and by application of anti-dilution provisions, the exercise price of the Trident 2005 Warrants was reduced to $.9376 per share, and the number of warrants was increased to 533,276. Also, following the January 6, 2006 issuance of $20 million of secured convertible debentures, as discussed below, and by application of anti-dilution provisions, the exercise price of 200,000 warrants issued to Trident during July 2004 (the “Trident 2004 Warrants”) was reduced to $.9376 per share, and the number of warrants was increased to 213,310.

On January 6, 2006, we sold secured convertible debentures and warrants for gross proceeds of $20,000,000. The secured convertible debentures have an aggregate principal amount of $20,000,000 and are convertible into 21,331,058 shares of our common stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments The warrants are exercisable for 31,996,587 shares of our common stock over a five year period with, 21,331,059 having an initial exercise price of $0.9376 per share, 5,332,764 having an initial exercise price of $1.50 per share, and the remaining 5,332,764 having an initial exercise price of $2.00 per share. The exercise prices of the warrants are subject to anti-dilution adjustments. We agreed to register the resale of the shares of common stock issuable upon conversion of the secured convertible debentures and exercise of the warrants. The registration rights agreement contains a liquidated damages provison that has been determined to be uneconomic.

As a result, we have determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. The Company estimates fair value using the Black-Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At February 28, 2006, the Company estimated the fair value of the conversion feature and warrant liability and related expense at $13,559,429.

NOTE 5 — STOCKHOLDERS’ EQUITY

During August and September 2005, we granted stock options to three non-employee directors. Each of the options granted entitle the director to purchase 80,000 shares of common stock, provided that he remains on the Company’s Board of Directors through the vesting period. One-half (50%) of these options vest during August and September 2006 and the remaining 50% vest during August and September 2007. These options have an exercise price ranging from $1.02 to $1.22 per share and expire during 2015. The average fair value of each option granted was $0.96. All options were granted with an exercise price equal to the market price on the trading day prior to the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected average volatility of 40% and a risk-free interest rate of 4%.

On November 28, 2005, we sold 200,000 investment units at a price of $10 per unit to Millenium Global Investments, Ltd., with each unit consisting of ten (10) shares of our common stock and one (1) thirty month warrant to purchase four (4) shares of our common stock at an exercise price of $1.70 per share. The Millenium warrants were restructured following our January 6, 2006 issuance of secured convertible debentures and associated warrants. As restructured, Millenium surrendered warrants to purchase 800,000 shares of our common stock at an exercise price of $1.70 per share, in exchange for warrants to purchase 2,000,000 shares of our common stock; of which 1,000,000 were issued at an exercise price of $.9376 per share; 500,000 at an exercise price of $1.50 per share; and 500,000 at an exercise price of $2.00 per share.

On December 2, 2005, we issued 250,000 shares of our common stock to Reichmann Petroleum as part of the purchase price for an additional interest in RBE, LLC, as more fully described in Note 2.

During February 2006, we granted stock options to a non-employee director entitling him to purchase 80,000 shares of common stock, provided that he remains on the Company’s Board of Directors through the vesting period. One-half (50%) of these options vests during February 2007 and the remaining 50% vests during February 2008. These options have an exercise price of $1.39 per share and expire during 2016. The average fair value of the option granted was $1.39. The options were granted with an exercise price equal to the market price on the trading day prior to the date of grant. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with an expected average volatility of 54% and a risk-free interest rate of 4%.

During the quarter ended February 28, 2006, we issued 300,000 shares of our restricted common stock under our 2005 Incentive Stock Plan to certain officers and employees. The shares are subject to annual vesting over a three-year period.

NOTE 6 — SUBSEQUENT EVENTS

On April 4, 2006, our Maverick Woodruff County, LLC subsidiary borrowed $2.5 million from BAMCO, LLC, one of our Fayetteville Shale project partners. The loan was used for the acquisition of additional leasehold acreage in our Fayetteville Shale project, and is secured by a first lien position on such acreage. The loan is due to mature on the earlier of (i) July 4, 2006, or (ii) out of the proceeds of any capital contributed to the project by our Fayetteville Shale partners, together with a $100,000 loan origination fee and accrued interest at the rate of 8% per annum. To date, $1.0 million of this loan has been repaid.

On April 3, 2006, we agreed to issue up to 115,000 shares of our common stock to our investor relations firm pursuant to an agreement dated August 2005, under which approximately 60,000 of the shares have been earned through February 28, 2006, and the balance to be earned through the end of fiscal 2006.

In consideration for certain financial advisory services, during April 2006 we agreed to issue warrants to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share to an investment banker. These warrants will not be issued, however, until we have increased our authorized capital stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. In connection with our overall business objectives, we expect to be able to complete the development of our existing projects and implement an aggressive growth strategy. This assumes however, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource project management services on terms satisfactory to us. Our ability to accomplish these objectives, however, depends upon among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2005, under the caption “Risk Factors”, the risk factors identified in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2005, and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statement.

Overview

We are an early stage independent energy company engaged in oil and gas exploration, exploitation, development and production. We currently participate in these activities through the interests we hold in oil and gas exploration and development projects in Arkansas, Texas and Colorado. Our strategy is to continue the development of our current exploration projects and to expand our operations by acquiring additional exploration opportunities and properties with existing production, taking advantage of the industry experience of our management team and modern techniques such as horizontal drilling and 3D seismic analysis.

Our operations are presently focused on identifying and evaluating prospective oil and gas properties and contributing capital to projects that we believe have the potential to produce oil or gas in commercial quantities. Over time, as we complete the exploration and development stage of a particular project, our primary focus for that project will gradually shift to drilling and production.

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

We seek to create shareholder value by building oil and gas reserves, production revenues and operating cash flow. We believe that building oil and gas reserves and production, on a cost-effective basis, is an important indicator of performance success for an independent oil and gas company such our company. We seek to build oil and gas reserves, production, and cash flow through a balanced program of capital expenditures involving acquisition, exploitation and exploration activities. We intend to place primary emphasis on the issuance of public and private debt and equity to finance our business.

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

We believe significant opportunities are available to us given, among other things, the continued strength in the market price of oil and gas, and because we can effectively compete with large energy companies who continue to focus their attention and resources on the discovery and development of large oil and gas fields, while divesting themselves of less productive mature fields. Given these conditions, the significant experience of our management team and our efficient operating model, we believe that we have the opportunity, as an early stage independent energy company, to successfully compete in our chosen market.

Projects

Fayetteville Shale

In September 2005, through our wholly-owned subsidiary, Maverick Woodruff County, LLC, we initiated efforts to develop oil and gas properties located within the Fayetteville Shale play in Arkansas and commenced actively acquiring acreage in Northeastern Arkansas. Pursuant to a joint operating agreement with our two project partners, we are the operator of, and have a 45% working interest in, the project.

We have set a target for Maverick Woodruff County, LLC to acquire 150,000 net mineral acres (67,500 net acres to Maverick). As of the date of this report, we have fully executed leases on approximately 100,000 acres and have another 57,000 acres under contract pending title work for a total of 157,000 acres committed to date.

We anticipate the total cost to Maverick to secure the target level of leased acreage to be approximately $18 million. We commenced our initial drilling operations during the first quarter calendar of 2006, and we plan to drill an initial series of six to eight test wells. Following full interpretation of data gathered during this operation, we expect to initiate a full development program by mid-year 2006.

Barnett Shale

We hold a 63% membership interest in RBE LLC, a Delaware limited liability company (“RBE”), that was formed to explore for oil and gas in the Barnett Shale area of North Texas. We acquired a 50% interest in RBE during August 2004 from Ferrell RBE Holdings, LLC (“Ferrell RBE”) for $2 million, of which $1 million was paid to Ferrell RBE and the balance represented our assumption of Ferrell RBE’s obligation to make a $1 million capital contribution to RBE.

RBE owns a working interest of 50% in approximately 10,400 leasehold acres in Wise County, Texas operated by Devon Energy. It also owns a working interest of 100% in approximately 1,942 leasehold acres in Wise County, Texas, that until recently was operated by Reichmann Petroleum and is now operated by us. The interests acquired are subject to a 25% royalty. Drilling is complete on the initial test well within the 1,942 acre tract, the Pauline Cook #1, and this well is flowing to sales. RBE must drill another well by July 2006 to retain its leasehold rights on the 1,942 acre tract. The Portwood 4H well was recently drilled on the Devon operated portion of the project and started flowing to sales in December 2005. This allowed RBE to retain its leasehold rights with respect to the 10,400 acres.

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

The RBE operating agreement provides that cash distributions by RBE are to be made first to us until the aggregate distributions equal $1,000,000 and then to the members in proportion to their ownership interests.

Whitewater

On February 1, 2005, Maverick Whitewater, LLC, a subsidiary that we formed to explore for oil and gas in Colorado, paid $5,600,000 to South Oil, Inc. (including $2,000,000 of prepaid drilling costs) to acquire a 30% interest in approximately 42,197.52 gross and 40,463.84 net mineral acres in Mesa and Delta Counties in Colorado. The conveyance also included two shut-in gas wells and a pipeline tap. The interest was acquired subject to a 12.5% carried working interest, proportionately reduced in favor of prior parties in interest. To date, eleven exploration/ delineation wells have been drilled. In March 2006, we assumed operatorship of this project from South Oil and have begun to assess test results and formulate a field development plan, including plans to connect to the Trans Colorado pipeline.

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

Zapata County

We acquired a 19.8% limited partnership interest in PHT Resendez Partners, L.P. on October 5, 2004 in return for an initial capital contribution of $1,000,000. PHT Resendez has a 67% working leasehold interest on approximately 1,248 acres located in Zapata County, Texas. This results in the Company having a 13.3% working interest (10.002 % net revenue interest) in this acreage. The initial test well, known as Resendez #1 has been drilled and completed and production facilities and sales pipelines have been installed. Gas production and sales commenced during April 2005. We also acquired a 31.25% working interest in the La Duquesa project on approximately 1,248 acres in Zapata County, Texas. The initial well on this project has been successfully completed and gas production and sales commenced during August 2005.

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

Seven wells have been drilled on the Turner Ranch portion of the project in Tom Green County resulting in six marginal producers and one dry hole with production rates in all wells less than expected. Of the six wells that have been tested, only one has been deemed capable of producing at commercial levels. We have ceased participating in development activities in the Turner Ranch portion of this project.

The two test wells on the La Escalera portion of the project in Pecos County were unsuccessful. Accordingly, we have ceased participating in development activities in the La Escalera portion of the project.

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

There have been 3 wells drilled to date. These wells have not tested at commercial rates. As a result, we have ceased participating in development activities for this project, and in March 2006, we terminated our interest in this project and surrendered our interest to Blue Star in consideration for Blue Star’s agreement to fulfill well abandonment obligations.

Results of Operations.
For the Quarters Ended February 28, 2006 and February 28, 2005

As we have remained in the early stages of development, our revenues from operations only recently commenced during the third quarter of fiscal 2005. We realized revenues from operations of $362,319 for the three month period ended February 28, 2006, compared to no revenue earned for the comparable prior year period. Our second quarter revenue of $362,319 reflected a reduction of $448,850 from our first quarter revenue of $811,169, due to, among other things, declining gas prices and the expected decline in production at the Pauline Cook and La Duquesa wells, partially offset by the initial production from the Portwood 1-H well.

We incurred a net loss of $21,205,155 for the three month period ended February 28, 2006 compared to a net loss of $4,110,080 for the three month period ended February 28, 2005. Non-cash charges of $18,272,036 were the largest component of our second quarter 2006 losses. Our loss from operations for the three month period ended February 28, 2006 was $6,298,684, compared to a loss from operations of $4,110,080 for the comparable prior year period.

Expenses were $21,608,079 for the three month period ended February 28, 2006, as compared to $4,596,295 for the three month period ended February 28, 2005. General and administrative expenses were $2,252,338 for the three month period ended February 28, 2006, as compared to $615,594 for the three month period ended February 28, 2005. The year to year increase in general and administrative expenses is reflective of establishing the proper level of professional staff to run the Company and professional fees associated with a high level of financing and regulatory reporting activity. Non-cash expenses of $18,272,036 for the three months ended February 28, 2006 included $3,457,977 share based compensation, $651,664 depletion, depreciation and amortization, and $13,559,429 for the mark to market of the conversion feature of the debentures and investment warrants primarily associated with the January $20,000,000 debenture financing and $602,966 interest expense recognized for the extinguishment of debt.

For the Six Months Ended February 28, 2006 and February 28, 2005

As we have remained in the early stages of development, our revenues from operations only recently commenced during the third quarter of fiscal 2005. We realized revenues from operations of $1,173,488 for the six month periods ended February 28, 2006, compared to no revenue for the comparable prior year period.

We incurred a net loss of $24,059,639 for the six month period ended February 28, 2006 compared to a net loss of $4,354,816 for the six month period ended February 28, 2005. Non-cash charges of $20,291,647 were the largest component of our 2006 losses. Our loss from operations for the six month period ended February 28, 2006 was $9,111,147, compared to a loss from operations of $4,354,816 for the comparable prior year period.

Expenses were $25,232,636 for the six month period ended February 28, 2006 as compared to $4,850,144 for the six month period ended February 28, 2005. General and administrative expenses were $3,726,498 for the six month period ended February 28, 2006, as compared to $751,158 for the six month period ended February 28, 2005. The year to year increase in general and administrative expenses is reflective of establishing the proper level of professional staff to run the Company and professional fees associated with a high level of financing and regulatory reporting activity. Non-cash expenses of $20,291,647 for the six month period ended February 28, 2006 included $5,223,778 share based compensation, $905,474 depletion, depreciation and amortization, and $13,559,429 for the mark to market of the conversion feature of the debentures and investment warrants primarily associated with the January $20,000,000 debenture financing and $602,966 interest expense recognized for the extinguishment of debt.

EITF 00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis. This is a non-cash accounting event and does not represent a current or future cash requirement of the Company and as such has no impact on liquidity. This convention will cause a non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls. This accounting treatment does not impact operating income.

Liquidity and Capital Resources

Net cash used by operating activities during the six month period ended February 28, 2006 was $7,336,326, as compared to net cash used of $1,672,290 during the six months ended February 28, 2005. The primary use of cash in operating activities for the current period was to fund the net loss, reduce payables and prepay drilling costs. Of our prepaid drilling costs, $1,692,600 was used to secure the services of a dedicated drilling rig for the Fayetteville Shale project for at least 24 months. This cost will be assigned to the wells drilled over that period.

Net cash used in investing activities for the six month period ended February 28, 2006 was $13,258,296, as compared to $8,944,535 used for investing activities during the six months ended February 28, 2005. For the six month period ended February 28, 2006, the majority of our net cash used for investing activities primarily consisted of acquiring leasehold interests in the Fayetteville Shale play in eastern Arkansas, with the balance used for the drilling of the Portwood 1-H well in the Barnett Shale project.

Net cash provided by financing activities during the six months ended February 28, 2006 was $21,492,390, compared to $26,737,291 of cash provided for the six months ended February 28, 2005. The primary sources of this funding came from the issuance of debt of $21,154,850, proceeds from the issuance of common stock of $1,860,000, net of repayment of debt of $2,011,457.

Net working capital increased by $1,950,015 as of February 28, 2006 to a surplus of $2,879,365, as compared to the surplus of $929,350 as of August 31, 2005. This increase is attributed to the equity and convertible debenture financings during the second quarter which increased cash and provided funds to settle the $1,500,000 payable to Reichmann Petroleum and for the purchase of an additional interest in RBE, LLC. This increase in working capital was partially offset by a $2,131,058 increase in prepaid expense and advances to operators.

Our working capital position was affected by the following transactions during the six-month period ending February 28, 2006. During October 2005, we sold convertible debentures and warrants to purchase 500,000 shares of our common stock to Trident Growth Fund, LP for gross proceeds of $2,000,000. The convertible debentures had a principal amount of $2,000,000 and bore interest at an annual rate of 12%. The convertible debentures were repaid in full on January 6, 2006.

The warrants have a term of five years and an exercise price of $1.00 per share The exercise price of the warrants is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then exercise price of the warrants. By application of these anti-dilution adjustments, the exercise price of the warrants was reduced to $.9376 per share following the January 6, 2006 issuance of the $20 million secured convertible debentures and warrants referred to below.

Also in October 2005, our subsidiary, Maverick Woodruff County, LLC, borrowed $1,000,000 to finance lease acquisitions in the Fayetteville Shale project. The loan was secured by a pledge of the membership interests of Maverick Woodruff County, LLC. However, the loan automatically converted into shares of the common stock of one of our Fayetteville project participants in February 2006 when we acquired and distributed to this participant its prorata interest in 50,000 leasehold acres.

During November 2005, we sold 200,000 investment units at a price of $10 per unit to Millenium Global Investments, Ltd. Each unit consisted of ten (10) shares of our common stock and a thirty (30) month warrant to purchase four (4) shares of our common stock at an exercise price of $1.70 per share. The Millenium warrants were restructured following our January 6, 2006 issuance of secured convertible debentures and warrants. As restructured, Millenium surrendered warrants to purchase 800,000 shares of our common stock at an exercise price of $1.70 per share, in exchange for warrants to purchase 2,000,000 shares of our common stock; of which 1,000,000 have an exercise price of $.9376 per share; 500,000 have an exercise price of $1.50 per share; and 500,000 have an exercise price of $2.00 per share.

On January 6, 2006, we sold for $20 million, convertible secured debentures (the “Secured Convertible Debentures”) and five-year warrants to purchase up to 31,996,587 shares of our common stock (the “Warrants”). The Secured Convertible Debentures have an aggregate principal amount of $20 million, bear interest at 7.5% per annum, and have a maturity date on the third anniversary of their issuance, subject to the right of the holders to extend the maturity date for a period of up to three years. Interest payments are scheduled to commence on a quarterly basis during March 2006, with principal payments due in twenty-four equal monthly installments commencing in January 2007. Under limited circumstances, interest and principal payments may be made in shares of our common stock priced at an agreed upon discount to market. The Secured Convertible Debentures are convertible into shares of our common stock at an initial conversion price of approximately $0.9376 per share, subject to full-ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the Secured Convertible Debentures, upon payment of certain additional warrants. The Company’s obligations under the Secured Convertible Debentures are secured by a security interest in all of the Company’s assets. The terms of the Secured Convertible Debentures preclude the Company from incurring any other indebtedness, subject to limited carve-outs for trade payables, other forms of operating indebtedness and up to $5 million in senior debt. Of the Warrants, 21,331,059 have an initial exercise price of $0.9376 per share, 5,332,764 have an initial exercise price of $1.50 per share, and the remaining 5,332,764 have an initial exercise price of $2.00 per share. The exercise prices of the Warrants are subject to anti-dilution adjustments which reduce the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the Warrants, the number of shares issuable upon exercise of the Warrants will be correspondingly adjusted.

As part of this transaction, the Company filed a registration statement with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to the Secured Convertible Debentures and exercise of the Warrants. The registration statement was filed on a timely basis (within 45 days of the closing). However, it must be declared effective by the Commission within 120 days of the closing, and must remain effective for a predetermined period subject to certain “grace periods”. If the Company fails to meet the deadlines for the initial or continued effectiveness of the registration statement, it will be required to pay liquidated damages of two percent of the aggregate purchase price of the Secured Convertible Debentures and Warrants on the date of such failure and on every 30th day thereafter until such failure is cured.

From inception of our Barnett Shale project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of a 1,942 acre portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell in consideration for the purchase price of $1,750,000 and 250,000 shares of our common stock. Of the purchase price, $250,000 was paid during October 2005 and the balance of $1,500,000 was paid in January 2006 upon completion by us of a financial audit of all relevant financial and other data relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, we became the managing member of RBE and operator of the 1,942 acre portion of the project.

Our plan of operation for the next twelve months is to continue to conduct oil and gas exploration, development, drilling and production operations on our existing projects as well as any new projects we may identify during the year. In this regard, our capital spending plan for the next twelve months, excluding potential acquisitions, and after application of the net proceeds from our recent sale of Secured Convertible Debentures, contemplates the expenditure of approximately $37 million across all of our various projects, with the greatest concentration in the Fayetteville Shale and Barnett Shale projects. Our capital spending plan, however, relies upon a number of assumptions including: (i) our ability to secure additional financing; (ii) our shareholders’ approval of an amendment to our corporate charter to increase the number of shares of capital stock available for future issuance; (iii) the geology of the various projects validating our expectations as to reserve levels and supporting the drilling of multiple well locations; (iv) the commercial viability of the overall projects, and (v) all such other assumptions referenced in the in this report under the caption “Forward-Looking Statements.”

As a result of our recent financing transactions during fiscal 2005 and the first six months fiscal 2006, we have made significant progress in our development efforts, including, among other things, increasing our ownership interest in the Barnett Shale project, completing the Portwood 1H well, securing the use of a drilling rig for, and commencing our first well in, the Fayetteville Shale project, and acquiring approximately 100,000 gross acres in the Fayetteville Shale play. However, we have either spent or allocated most of the proceeds from our recent sale of the Secured Convertible Debentures, and as we expected, our current capital resources will not be sufficient to fund all development and drilling of our existing projects, or to fund the acquisition of all additional oil and gas properties, as discussed above. Furthermore, although our current capital resources, together with our expected cash flow from operations, are likely to be sufficient to maintain our operations over the course of the next twelve months (just including, for this purpose, payment of our anticipated overhead expenses), they will not be sufficient to cover the approximate $3.1 million of interest and current portion of our long-term debt due within the next twelve months. We will, therefore, continue to seek additional capital over the next 12 months to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. Any sale of equity securities would require an amendment to our corporate charter (to increase the number of shares of capital stock available for issuance), which, in turn, would require shareholder approval under Nevada law. In the shorter term, if we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts. A longer term inability to secure additional funds would require us to consider sale of certain assets or otherwise incur a risk of default upon our Secured Convertible Debentures.

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

Our entry into the oil and gas business subjects us to new accounting policies that we were not previously subject to. We believe that the following significant accounting policies will be most critical to an evaluation of our future financial condition and results of operations.

Valuation of Derivative Instruments — In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we valued the conversion feature of the debentures and warrants we issued in January 2006 in our financing transaction as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the six months ended February 28, 2006, we recognized a non-cash charge of $13,559,429 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these instruments is reflected on our balance sheets as a long-term liability. This liability will remain until the debentures are converted, exercised, or repaid and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our secured convertible debentures contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at a negotiated conversion price, and the warrants we issued to the purchasers of our secured convertible debentures provide them with the right to purchase our common stock at negotiated exercise prices. As a result of the terms of our agreement to register the resale of the shares of common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the secured convertible debenture and the warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the secured convertible debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Rating Risk. As of February 28, 2006, we had approximately $3,906,622 in cash and cash equivalents, and short term investments. At February 28, 2006, approximately $682,631 was held in our operating accounts to be used for general corporate purposes, and $3,223,991 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities. Based on sensitivity analysis performed on the financial instruments held as of February 28, 2006, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended February 28, 2006, a 10% fluctuation in the prices for natural gas and oil production would have had less than an approximate $0.1 million impact on our revenues.

Item 4. Controls and Procedures.

During the accounting close for the Company’s fiscal quarter ended November 30, 2005, the Company determined that its disclosure controls were not effective in that some accounting entries relating to debt and equity instruments required adjustment upon review by its independent auditors. To remedy this situation, during the quarter ended February 28, 2006, the Company increased its accounting staff, engaged an outside accounting firm as a consultant to supplement its technical resources and to provide technical support and guidance on accounting issues, and improved the internal distribution of contracts and documents within its organization. After these remedial measures were implemented, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no other change in our internal controls over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Developing our current properties and expanding our operations will require significant capital expenditures which we may be unable to fund.

Our business plan contemplates developing our current exploration properties and expanding our business by acquiring additional oil and gas properties. Our plan of operations for the next twelve months anticipates capital spending of approximately $37 million. We plan to obtain the funding we need through the debt and equity markets. The terms of our January 6, 2006 Secured Convertible Debentures, however, limit the amount of additional senior debt we may incur to $5 million, and place additional limitations on the timing and pricing of any subsequent rounds of equity financing. These limitations could impair our ability to secure the full amount of capital required by our plan of operations, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of this recent transaction.

The exercise or conversion of our outstanding convertible securities, options and warrants will result in the dilution of the ownership interests of our existing shareholders and may create downward pressure on the trading price of our common stock.

We may in the future issue up to 82,984,768 additional shares of our common stock upon exercise or conversion of existing outstanding convertible securities as of March 31, 2006, in accordance with the following schedule:

Number of Shares
• Upon exercise of options granted under our Stock Option Plan	4,130,000
• Upon exercise of Non-Plan Options	450,000
• Upon exercise of Warrants	20,670,250
• Upon conversion of the principal and interest under Secured Convertible Debentures issued on January 5, 2006(1)	24,244,757
• Upon exercise of Warrants issued in conjunction with the Secured Convertible Debentures(1)	31,996,587
• Upon exercise of Placement Agent Warrants issued in conjunction with Secured Convertible Debentures	1,493,174

TOTAL	82,984,768

(1) With respect to the holders of our Secured Convertible Debentures and associated warrants, the foregoing determination has been made irrespective of limitations contained within the terms of the Secured Convertible Debentures and associated warrants, which prohibit the holders thereof from converting the Secured Convertible Debentures or exercising the Warrants, on less than sixty days notice, to the extent such conversion or exercise would cause such holder to beneficially own in excess of 4.99% of our outstanding common stock.

The accounting treatment for our secured convertible debentures and related warrants may create volatility in our reporting earnings

Our Secured Convertible Debentures contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at a negotiated conversion price, and the Warrants we issued to the purchasers of our Secured Convertible Debentures provide them with the right to purchase our common stock at negotiated exercise prices. As a result of the terms of our agreement to register the resale of the shares of common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the Secured Convertible Debenture and the Warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future while these features of the facility are outstanding.

We need additional capital

We have either spent or allocated most of the proceeds from our recent sale of the Secured Convertible Debentures, and as we expected, our current capital resources will not be sufficient to fund all development and drilling of our existing projects, or to fund the acquisition of all additional oil and gas properties, as discussed above. Furthermore, although our current capital resources, together with our expected cash flow from operations, are likely to be sufficient to maintain our operations over the course of the next twelve months (just including, for this purpose, payment of our anticipated overhead expenses), they will not be sufficient to cover the approximate $3.1 million of interest and current portion of our long-term debt due within the next twelve months. We will, therefore, continue to seek additional capital over the next 12 months to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. In the shorter term, if we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts. A longer term inability to secure additional funds would require us to consider a sale of certain assets or otherwise incur a risk of default upon our Secured Convertible Debenutures.

The funding of our Fayetteville Project relies upon liquidity of our partners

Our Maverick Woodruff County, LLC subsidiary, is a 45% project participant in the development of our leasehold acreage in Woodruff and surrounding counties within Eastern Arkansas. Our 45% partner is an early-stage public company which recently experienced liquidity concerns and during our second quarter and became delinquent in its funding to the project by approximately $3.5 million. Although this partner has recently completed a financing and become current in its funding obligations, we cannot be certain that it will have sufficient capital resources to maintain its funded contributions to the project. A failure by this partner, or any other project partner, to maintain its prorata funding of the project, could impair the project’s ability to acquire and develop the acreage as expected.

Short-term need to increase authorized capital stock

We are authorized to issue 200,000,000 shares of common stock, almost all of which have been issued or reserved for issuance to cover the potential exercise of outstanding options and warrants, and upon conversion of our January 6, 2006 issuance of $20,000,000 of Secured Convertible Debentures. Accordingly, we do not have sufficient authorized capital available to permit any material issuance of securities until our Articles of Incorporation are amended. This process could take several months to complete, pending an affirmative shareholder vote governed under Nevada law. Until this process is completed, if at all, our access to proceeds from one or more financing transactions could be limited.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 28, 2005, we sold 200,000 investment units at a price of $10 per unit to Millenium Global High Yield Fund, Ltd., with each unit consisting of ten (10) shares of our common stock and one (1) warrant to purchase four (4) shares of our common stock subject to an exercise price of $1.70 per share and a term of thirty (30) months. The units were sold in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2), Rule 506 of SEC Regulation D and Regulation S of the Securities Act without the payment of underwriting discounts or commissions to any person. The Millenium warrants were restructured following our January 6, 2006 issuance of the $20,000,000 Secured Convertible Debentures and associated Warrants. Millenium surrendered warrants to purchase 800,000 shares of our common stock at an exercise price of $1.70 per share, in exchange for warrants to purchase 2,000,000 shares of our common stock; of which 1,000,000 have an exercise price of $.9376 per share; 500,000 have an exercise price of $1.50 per share; and 500,000 have an exercise price of $2.00 per share.

During the quarter ended February 28, 2006, we issued 300,000 shares of our restricted common stock under our 2005 Incentive Stock Plan to certain officers and employees, as follows: Mr. V Ray Harlow-100,000 shares; John Ruddy-80,000 shares; James Parrish-60,000 shares; Ron Idom-30,000 shares; and William Irwin-30,000 shares. The shares are subject to vesting over a three-year period.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

We held our Annual Meeting of Stockholders on January 27, 2006. At the Annual Meeting our stockholders voted on the following proposals identified in our Proxy Statement dated December 19, 2005:

(1) Vote for the Election of Directors:

The following directors were elected to serve as members of our Board of Directors:

	For	Withheld
V. Ray Harlow	85,374,500	432,463
Lance E. Johnson	85,413,546	393,417
Andrej Rucigaj	85,401,227	405,736
David Preng	85,402,961	404,002
Matthew Fitzgerald	85,412,582	394,381

(2) Proposal to approve the adoption of 2005 Stock Incentive Plan

For	Against	Abstain
49,611,227	1,840,992	260,646

(3) Proposal to ratify appointment of Malone & Bailey, PC as the Company’s independent auditors for the Company for the year ended August 31, 2006:

For	Against	Abstain
85,366,594	188,181	258,188

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(1)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(1)

(1) Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2006	MAVERICK OIL AND GAS, INC. /s/ V. Ray Harlow V. Ray Harlow Chief Executive Officer /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002