Form 10-Q
period 2006-05-31
MAVERICK OIL & GAS, INC.
filed 2006-07-17
CIK 1193159

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 99,446,116 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of July 12, 2006.

MAVERICK OIL AND GAS, INC.

i

MAVERICK OIL AND GAS, INC AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2006	August 31, 2005
ASSETS
Current Assets:
Cash	$1,480,581	$3,008,854
Accounts receivable	1,484,657	881,410
Prepaid drilling costs and advances to operators	2,118,381	501,459

Total Current Assets	5,083,619	4,391,723
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	9,742,788	5,903,686
Unproved properties not being amortized, net of impairment	21,117,914	5,249,902
Properties, Furniture and equipment, net of accumulated depreciation of $72,711 and $18,199	827,164	221,285

Total Property, Plant and Equipment, Net	31,687,866	11,374,873
Prepaid expenses and other assets:
Prepaid loan fees, net of amortization of $319,432	2,792,790	—
Other assets	204,932	342,768

Total prepaid expenses and other assets, Net	2,997,722	342,768

Investment in limited partnership	—	962,199

Total Assets	$39,769,207	$17,071,563

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$8,072,838	$3,060,657
Payables for oil and gas interests	355,842	353,265
Notes payable	32,047	48,451
Derivative Liability	22,979,470	—
Current Portion of long-term debt	4,166,667	—

Total Current Liabilities	35,606,864	3,462,373
Non-Current Liabilities:
Convertible debentures, Net of discount	6,605,878	—
Other liabilities	18,000	18,000

Total non-Current Liabilities	6,623,878	18,000
Minority Interest	1,281,802	889,475
Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 200,000,000 shares; 99,022,565 shares issued and outstanding May 31, 2006 and 96,472,565 shares issued and outstanding at August 31, 2005	99,023	96,473
Additional paid-in capital	51,705,499	45,687,506
Deferred compensation	—	(3,735,956)
Accumulated deficit	(55,547,859)	(29,346,308)

Total Stockholders’ Equity (Deficit)	(3,743,337)	12,701,715

Total Liabilities and Stockholders’ Equity (Deficit)	$39,769,207	$17,071,563

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Oil and gas sales revenues	$665,156	$46,129	$1,838,644	$46,129
Expenses:
Lease operating expenses	390,688	82,238	702,808	82,238
Exploration costs	3,177	2,104,359	65,614	2,174,208
General and administrative	2,172,699	9,250,687	11,122,975	10,001,847
Depreciation, depletion and amortization	177,106	51,070	1,082,580	109,822
Impairment	—	3,018,306	—	5,710,416
Loss on equity investment	—	18,186	—	77,882

Total expenses	2,743,670	14,524,846	12,973,977	18,156,413

Loss before minority interest	(2,078,514)	(14,478,717)	(11,135,333)	(18,110,284)
Minority interest	(10,238)	501,666	(64,566)	996,994

Loss from operations	(2,088,752)	(13,977,051)	(11,199,899)	(17,113,290)
Other income (expense):
Change in fair value of derivatives	655,910	—	(12,903,519)	—
Interest expense	(723,507)	(837,495)	(2,166,407)	(2,056,073)
Interest income	14,436	24,553	68,274	24,553

Total other income (expense)	(53,161)	(812,942)	(15,001,652)	(2,031,520)

Net loss to common shareholders	$(2,141,913)	$(14,789,993)	$(26,201,551)	$(19,144,810)

Basic and diluted loss per common share	$(0.02)	$(0.15)	$(0.27)	$(0.25)
Weighted average common shares outstanding	98,976,015	95,831,341	98,348,755	75,475,782

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(26,201,551)	$(19,144,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	5,813,266	8,143,247
Minority interest	64,566	(996,994)
Depreciation, depletion and amortization	1,082,580	51,066
Impairment	—	5,710,416
Loss on equity investment	—	77,882
Interest expense and amortization of debt discount	1,895,589	2,158,506
Change in fair value of derivatives	12,903,519	—
Changes in working capital:
Increase in accounts receivable	(603,247)	(40,538)
Increase in prepaid expenses, advances to operators and other	(1,479,087)	(1,419,324)
Increase in accounts payable and accrued expenses	2,420,099	2,533,749

Net cash used in operating activities	(4,104,266)	(2,926,800)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	(18,630,138)	(12,054,378)
Acquisition of office building	(547,800)	—
Camden Acquisition Deposit	—	(5,000,000)
Purchase of furniture and equipment	(108,512)	(121,005)

Net cash used in investing activities	(19,286,450)	(17,175,383)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	1,860,000	25,364,936
Proceeds from issuance of debt	21,154,850	1,600,000
Proceeds from minority interest owner	863,997	601,666
Repayment of debt	(2,016,404)	(613,866)

Net cash provided by financing activities	21,862,443	26,952,736

Net Increase (Decrease) in Cash	(1,528,273)	6,850,553
Cash at the Beginning of Period	3,008,854	596,748

Cash at the End of Period	$1,480,581	$7,447,301

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$396,329	$—
Taxes	$—	$—

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

Certain reclassifications have been made to the prior years’ financial statements to conform with the current presentation.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2006.

NOTE 2 — STOCK BASED COMPENSATION

During February 2005, the Company adopted a Stock Incentive Plan (the “Stock Incentive Plan”) which covers 10,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 Internal Revenue Code of 1986 (the “Code”). In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

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

In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 4,580,000 shares of common stock.

Prior to September 1, 2005 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended May 31, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the quarter ended May 31, 2006, the Company recognized stock-based compensation expenses of $589,488 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the nine months ended May 31, 2006, no tax benefits from the exercise of stock options has been recognized as no options have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for share-based compensation in accordance with FAS 123R for the following periods during our prior fiscal year. All options stock-based compensation options granted to date have been issued on or after March 10, 2005:

	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Net loss, as reported	$(14,789,993)	$(19,144,810)
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,283,344	1,283,344
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(453,094)	(453,094)

Pro forma net loss	$(13,959,743)	$(18,314,560)

Net loss per common share:
Net loss per common share, as reported	$(0.15)	$(0.25)
Net loss per common share, pro forma	$(0.15)	$(0.24)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	May 31, 2006	May 31, 2005
Expected life (years)	2.98	2.98
Risk-free interest rate	3.96%	3.29%
Expected Volatility	65.20%	41.77%
Expected Dividend yield	0.0%	0.0%

The range of risk free interest rates used in the Black-Scholes option pricing Model (the “Model”) was 3.2% to 4.6%. The range of expected volatility used in the Model was 41.3% to 80.7%.

A summary of the options issued by the Company for the nine months ended May 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2005	4,340,000	$2.26	8.28
Granted	240,000	$1.14	9.69
Exercised	—	$—
Forfeited/Canceled	—	$—

Outstanding on May 31, 2006	4,580,000	$2.20	8.35	$19,200

Exercisable on May 31, 2006	450,000	$1.50	1.62	$—

The weighted-average grant-date fair value for the nine months ended May 31, 2006 and May 31, 2005 was $0.91/share and $0.94/share, respectively. No options were exercised or vested during the periods ended May 31, 2006 and May 31, 2005. The unrecognized share based compensation cost related to stock option expense at May 31, 2006 is $3,053,983 and will be recognized over a weighted average of 4.0 years.

Prior to the adoption of FAS 123R, the Company recorded compensation expense for restricted stock awards based on the fair market value on the date of grant, in accordance with APB 25. The fair value was recorded as deferred compensation in a separate component of shareholders’ equity and expensed over the vesting period. In accordance with FAS 123R, during the quarter ended February 28, 2006, the deferred compensation balance of $2,011,569 was reclassified to paid-in-capital.

Stock-based compensation expense recognized for restricted stock awards was $287,382 and $6,329,755 for the three months ended May 31, 2006 and May 31, 2005, respectively; and $3,735,957 and $6,329,755 for the nine months ended May 31, 2006 and May 31, 2005, respectively. At May 31, 2006 there is no unrecognized compensation cost related to unvested restricted shares.

A summary of the activity of restricted stock under the Company’s compensation plans during the quarter ended May 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 31, 2005	3,510,000	$9,196,200
Granted	300,000	246,000
Vested	—	—
Forfeited/Canceled	—	—

Outstanding on May 31, 2006	3,810,000	$9,442,200

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

Fayetteville Shale

During October 2005, our subsidiary Maverick Woodruff County, LLC, borrowed $1,000,000 to finance lease acquisitions in the Fayetteville Shale project. The loan was secured by a pledge of the membership interests of Maverick Woodruff County, LLC. However, the loan automatically converted into shares of the common stock of one of our Fayetteville project participants in February 2006 when we acquired and distributed to this participant its pro-rata interest in 50,000 leasehold acres.

On April 4, 2006, Maverick Woodruff County, LLC received advances of $2.6 million from Bamco, LLC, one of the Fayetteville Shale project partners. The advance was used for the acquisition of additional leasehold acreage in the Fayetteville Shale project. The advance, together with interest at the rate of 8% per annum, will be settled when, and to the extent capital contributed to the project by the Fayetteville Shale project partners brings contributions in line with ownership percentages. Bamco, LLC received a $100,000 fee in conjunction with the advance. To date, $1.1 million of this advance has been settled.

Barnett Shale

From inception of the project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of the 100% owned portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell for $1,750,000 and 250,000 shares of our common stock, for a total purchase price of $2,037,500. Of the cash purchase price, $250,000 was paid in October 2005, and the balance of $1,500,000 was paid in January 2006. In connection with this purchase, we became the managing member of RBE and operator of the 100% owned portion of the project.

NOTE 4 — CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITY

During October 2005, our subsidiary, Maverick Woodruff County, LLC, borrowed $1,000,000 to finance lease acquisitions in the Fayetteville Shale project. The loan was secured by a pledge of the membership interests of Maverick Woodruff County, LLC. However, the loan automatically converted into shares of the common stock of one of our Fayetteville project participants in February 2006 when we acquired and distributed to this participant its pro rata interest in 50,000 leasehold acres.

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

Following the January 5, 2006 issuance of $20 million of secured convertible debentures, as discussed below, and by application of anti-dilution provisions, the exercise price of the Trident 2005 Warrants was reduced to $.9376 per share, and the number of warrants was increased to 533,276. Also, following the January 5, 2006 issuance of $20 million of secured convertible debentures, as discussed below, and by application of anti-dilution provisions, the exercise price of 200,000 warrants issued to Trident during July 2004 (the “Trident 2004 Warrants”) was reduced to $.9376 per share, and the number of warrants was increased to 213,310.

On January 5, 2006, we sold secured convertible debentures and warrants for gross proceeds of $20,000,000. The secured convertible debentures have an aggregate principal amount of $20,000,000 and are convertible into 21,331,058 shares of our common stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments The warrants are exercisable for 31,996,587 shares of our common stock over a five year period with, 21,331,059 having an initial exercise price of $0.9376 per share, 5,332,764 having an initial exercise price of $1.50 per share, and the remaining 5,332,764 having an initial exercise price of $2.00 per share. The exercise prices of the warrants are subject to anti-dilution adjustments. We agreed to register the resale of the shares of common stock issuable upon conversion of the secured convertible debentures and exercise of the warrants. The registration right agreement contains a liquidated damages provision that has been determined to be uneconomic.

As a result, we have determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. The fair value of the derivative liabilities was estimated using the Black-Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At May 31, 2006, the Company estimated the fair value of the conversion feature and warrant liability and related non-cash expense at $22,979,470 and $12,903,519, respectively.

The following table illustrates the components of our secured convertible debentures included in the accompanying consolidated financial statements:

	May 31, 2006	August 31, 2005
Convertible debentures, gross proceeds of $20,000,000:
Current Portion, included in current liabilities	$4,166,667	$—
Long-term portion	$15,833,333	$—
Less: Unamortized discount	(9,227,455)	—

Long-term portion, net of unamortized discount	$6,605,878	$—

Future maturities of the convertible debentures are as follows:

	2006	2007	2008
Principal payments	$—	$10,000,000	$10,000,000
Interest	$1,101,370	$1,406,507	405,822

Total	$1,101,370	$11,406,507	$10,405,822

As discussed in Note 6 — Subsequent Events, effective as of June 30, 2006 the Company issued registered shares of its common stock in lieu of payment in cash of the accrued interest payable on the January 5, 2006 secured convertible debentures through that date.

As discussed below under Note 6, on June 21, 2006, we sold secured convertible debentures and warrants for gross proceeds of $10,000,000. This transaction will be reviewed for the application of EITF 00-19 and FAS 133 in regards to accounting for embedded derivatives. However, we expect that the conversion feature of the June 21, 2006 secured convertible debentures and the associated warrants will be accounted for as embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the accounting treatment of these derivative financial instruments will likely require that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date.

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

On November 28, 2005, we sold 200,000 investment units at a price of $10 per unit to Millenium Global Investments, Ltd., with each unit consisting of ten (10) shares of our common stock and one (1) thirty month warrant to purchase four (4) shares of our common stock at an exercise price of $1.70 per share. The Millenium warrants were restructured following our January 5, 2006 issuance of secured convertible debentures and associated warrants. As restructured, Millenium surrendered warrants to purchase 800,000 shares of our common stock at an exercise price of $1.70 per share, in exchange for warrants to purchase 2,000,000 shares of our common stock; of which 1,000,000 were issued at an exercise price of $.9376 per share; 500,000 at an exercise price of $1.50 per share; and 500,000 at an exercise price of $2.00 per share.

On December 2, 2005, we issued 250,000 shares of our common stock to Reichmann Petroleum as part of the purchase price for an additional interest in RBE, LLC, as more fully described in Note 3.

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

During the quarter ended May 31, 2006, the Company issued no shares of restricted common stock under our 2005 Incentive Stock Plan. During the nine months ended May 31, 2006, the Company issued an aggregate of 300,000 shares of restricted common stock under our 2005 Incentive Stock Plan to certain officers and employees. The shares are subject to annual vesting over a three-year period.

During March and April, 2006, we issued five-year warrants to purchase an aggregate of 1,493,174 shares of our common stock at an exercise price of $.9376 to the investment bankers who assisted in the placement of the January 5, 2006 sale of convertible debentures and associated warrants. The fair value of these warrants was estimated at $1,449,660 accounted for as prepaid loan fees, being amortized over the remainder of the term of the secured convertible debentures. The fair value was estimated at grant date using the Black-Scholes option pricing model with an expected average volatility of 84.18% and a risk-free interest rate ranging from 4.71% to 4.85%. During the quarter ended May 31, 2006 we recognized amortization costs of $111,459 on the original fair value of these warrants.

On April 3, 2006, we agreed to issue up to 115,000 shares of our common stock to our investor relations firm pursuant to an agreement dated August 2005, under which approximately 104,583 of the shares have been earned through May 31, 2006, and the balance to be earned through the end of fiscal 2006.

In consideration for certain financial advisory services, during April 2006 we agreed to issue warrants to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share to an investment banker. These warrants will not be issued, however, until we have amended our Articles of Incorporation to increase our authorized capital stock.

NOTE 6 — SUBSEQUENT EVENTS

Effective as of June 30, 2006, the Company issued 423,551 registered shares of its common stock as an interest payment to the holders of the $20 million secured convertible debentures issued in January 2006. These shares were issued in lieu of a cash payment of $373,973 that would have otherwise been paid representing interest due through June 30, 2006.

On June 21, 2006, we sold secured convertible debentures and warrants for gross proceeds of $10,000,000. The secured convertible debentures have an aggregate principal amount of $10,000,000 and are convertible into 10,665,529 shares of our common stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments The warrants are exercisable for 18,664,676 shares of common stock for a period of five years, at an exercise price of $0.9376 per share. The exercise price of the warrants is subject to anti-dilution adjustments. We agreed to register the resale of the shares of common stock issuable upon conversion of the secured convertible debentures and exercise of the warrants. The registration right agreement contains a liquidated damages provision that has been determined to be uneconomic.

This transaction will be reviewed for the application of EITF 00-19 and FAS 133 in regards to accounting for embedded derivatives. However, inasmuch as the June 21, 2006 transaction contained many of the same features as the January 5, 2006 transaction, we expect that the conversion feature of the June 21, 2006 secured convertible debentures and the associated warrants will be accounted for as embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments could require that the Company record the derivatives at their fair values as of the inception date of the debentures and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value will be recorded as non-operating, non-cash income or expense at each balance sheet date.

As a result of the issuance of the warrants in connection with the sale of these secured convertible debentures on June 21, 2006 and the anti-dilution adjustment provisions of the warrants issued in connection with the sale of secured convertible debentures on January 5, 2006, the exercise price of approximately 5.3 million of the warrants issued on January 5, 2006 was reduced from $2.00 to $0.9376, the exercise price of approximately 5.3 million of the warrants issued on January 5, 2006 was reduced from $1.50 to $0.9376, and an approximately 9.3 million additional shares of common stock became issuable upon exercise of the warrants issued on January 5, 2006.

During June 2006, we agreed to issue 1.2 million shares of our common stock to a third party for advisory services provided in connection with the acquisition of leasehold acreage by our subsidiary in Woodruff and surrounding counties in Arkansas, subject to certain conditions, including a pending amendment to our Articles of Incorporation to increase the number of shares of common stock authorized and available for issuance.

Pursuant to an Information Statement dated July 17, 2006, on August 7, 2006, we plan to amend our Articles of Incorporation to increase the number of authorized shares of our common stock from 200 million shares to 260 million shares. The action was approved pursuant to written consent by the holders of a majority of our shares (approximately 51.9 million shares). No meeting was held and no proxies were solicited.

During June 2006, we agreed to grant options to purchase 500,000 shares of our common stock and 100,000 shares of restricted common stock, each under our 2005 Incentive Stock Plan, to a new employee. The options will have an exercise price of $1.04 per share, with annual vesting to occur over a period of five years, subject to continued employment with the Company (and subject to acceleration under certain conditions.) The shares of restricted stock will vest upon grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. In connection with our overall business objectives, we expect to be able to complete the development of our existing projects and implement an aggressive growth strategy. This assumes however, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource project management services on terms satisfactory to us. Our ability to accomplish these objectives, however, depends upon among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2005, under the caption “Risk Factors”, the risk factors identified in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarters ended November 30, 2005 and February 28, 2006 and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements.

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

Our operations are presently focused on identifying and evaluating prospective oil and gas properties and contributing capital to projects that we believe have the potential to produce oil or gas in commercial quantities. Over time, as we complete the exploration and development stage of a particular project, our primary focus for that project will gradually to shift to drilling and production.

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

We believe significant opportunities are available to us given, among other things, the continued strength in the market price of oil and gas, the significant experience of our management team and our efficient operating model. Given these factors we believe that we have the opportunity, as an early stage independent energy company, to successfully compete in our chosen market.

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

As of the date of this report, we have fully executed leases on approximately 125,000 acres (56,250 net acres to Maverick) and have approximately another 25,000 acres under contract pending title work for a total of 150,000 acres committed to date. It is our intention to maintain our interest at the net position of 56,250 acres and, if possible, bring in a fourth partner to acquire the final 25,000 acres on a promoted basis. This strategy will enable us to focus our financial resources on drilling and development activities while still maintaining a critical mass of acreage for development in the play. The total cost to Maverick to secure the target level of leased acreage has been approximately $15 million.

We commenced our initial drilling operations during the first quarter calendar of 2006. To date we have drilled and fracture stimulated two test wells and have commenced drilling a third. Pending successful test results and final completion, production could commence during the fourth quarter of 2006. We plan to have drilled our initial series of six to eight test wells by the end of the calendar year. Following full interpretation of data gathered during this operation, we could initiate a full development program by the first of the calendar year 2007.

Barnett Shale

We hold a 63% membership interest in RBE, LLC, a Delaware limited liability company (“RBE”), that was formed to explore for oil and gas in the Barnett Shale area of North Texas. We acquired a 50% interest in RBE during August 2004 from Ferrell RBE Holdings, LLC (“Ferrell RBE”) for $2 million, of which $1 million was paid to Ferrell RBE and the balance represented our assumption of Ferrell RBE’s obligation to make a $1 million capital contribution to RBE.

Through our interest in RBE, we own a working interest in more than 4,000 net leasehold acres in Wise County, Texas. A portion of that acreage is operated by Devon Energy and a portion is operated by us that until recently was operated by Reichmann Petroleum. The interests acquired are subject to a 25% royalty. Drilling is complete on the initial test well within the acreage operated by us, the Pauline Cook #1, and this well is flowing to sales. We initiated drilling on the second well, the Flowers 1-H, on this acreage on June 7, 2006. This well satisfies our drilling commitments required to retain leasehold rights on this tract. The Portwood 4H well was drilled on the Devon operated portion of the project and started flowing to sales in December 2005. This allowed RBE to retain its leasehold rights with respect to the acreage on the portion of the project. A second well, the Bridges W. B. GU1, was spud in this acreage on June 19, 2006 and drilling is now complete and the well is awaiting completion. This is the first of three consecutive wells that Devon plans to drill and complete on this acreage this year.

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

In connection with the sale of $10 million secured convertible debentures and warrants on June 21, 2006, we agreed to use our best efforts to sell our interests in the Barnett Shale project. See “Liquidity and Capital Resources”.

Whitewater

On February 1, 2005, Maverick Whitewater, LLC, a subsidiary that we formed to explore for oil and gas in Colorado, paid $5,600,000 to South Oil, Inc. (including $2,000,000 of prepaid drilling costs) to acquire a working interest in approximately 12,000 net mineral acres in Mesa and Delta Counties in Colorado. The conveyance also included two shut-in gas wells and a pipeline tap. The interest was acquired subject to a 12.5% carried working interest, proportionately reduced in favor of prior parties in interest. To date, eleven exploration/ delineation wells have been drilled. In March 2006, we assumed operatorship of this project from South Oil and have begun to assess test results and formulate a field development plan, including plans to connect to the Trans Colorado pipeline. We are currently in the process of transitioning this operatorship to a local operator who will buy in to a 10% working interest in this project proportionately from the existing owners. The successful execution of this strategy will allow us to focus more of our personnel and financial resources on the Fayetteville Shale project while still maintaining a 27% interest in this project.

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

Zapata County

We acquired a 19.8% limited partnership interest in PHT Resendez Partners, L.P. on October 5, 2004 in return for an initial capital contribution of $1,000,000. PHT Resendez had a net working leasehold interest on approximately 800 net acres located in Zapata County, Texas. The initial test well, known as Resendez #1 has been drilled and completed and production facilities and sales pipelines have been installed. Gas production and sales commenced during April 2005. We also acquired a working interest in the La Duquesa project on approximately 400 net acres in Zapata County, Texas. The initial well on this project has been successfully completed and gas production and sales commenced during August 2005.

Turner/LaEscalera

On February 14, 2005, Maverick Turner Escalera, L.L.C., a wholly owned subsidiary that we formed to explore for oil and gas in West Texas., paid $1,200,000 to South Oil, Inc. to acquire a working interest in approximately 1700 net option acres with drill-to-earn terms in Tom Green County, Texas, and a 17.5% interest in 1631.25 leasehold acres in Pecos County, Texas. We subsequently acquired approximately 200 net acres in Pecos County, Texas, subject to a 12.5% carried working interest and a 12.5% back-in after payout to prior parties in interest.

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

Results of Operations.
For the Quarters Ended May 31, 2006 and May 31, 2005

As we have remained in the early stages of development, our revenues from operations only recently commenced during the third quarter of fiscal 2005. We realized revenues from operations of $665,156 for the three month period ended May 31, 2006, compared to $46,129 for the comparable prior year period. Our third quarter revenue of $665,156 reflected an increase of $302,837 over our second quarter revenue of $362,319.

We incurred a net loss of $2,141,913 for the three month period ended May 31, 2006 compared to a net loss of $14,789,993 for the three month period ended May, 2005. Non-cash charges of $11,843,978 were the largest component of our third quarter 2005 losses. Our loss from operations for the three month period ended May 31, 2006 was $2,088,752, compared to a loss from operations of $13,977,051 for the comparable prior year period.

Total expenses were $2,811,267 for the three month period ended May 31, 2006, as compared to $15,362,341 for the three month period ended May 31, 2005. General and administrative expenses were $2,172,699 for the three month period ended May 31, 2006, as compared to $9,250,687 for the three month period ended May 31, 2005. Non-cash share based compensation of $589,488 and $7,944,497 for the three month periods ended May 31, 2006 and 2005 was a major contributor to General and Administrative expenses.

For the Nine Months Ended May 31, 2006 and May 31, 2005

As we have remained in the early stages of development, our revenues from operations only recently commenced during the third quarter of fiscal 2005. We realized revenues from operations of $1,838,644 for the nine month periods ended May 31, 2006, compared to revenues of $46,129 for the comparable prior year period.

We incurred a net loss of $26,201,551 for the nine month period ended May 31, 2006 compared to a net loss of $19,144,810 for the nine month period ended May 31, 2005. Non-cash charges were the largest component of our losses for both periods. Our loss from operations for the nine month period ended May 31, 2006 was $11,199,899, compared to a loss from operations of $17,113,290 for the comparable prior year period.

Total Expenses were $28,043,903 for the nine month period ended May 31, 2006 as compared to $20,212,486 for the nine month period ended May 31, 2005. General and administrative expenses were $11,122,975 for the nine month period ended May 31, 2006, as compared to $10,001,847 for the nine month period ended May 31, 2005. Non-cash share based compensation expense of $5,813,266 and $8,143,247 for the nine month periods ended May 31, 2006 and 2005 respectively was a major contributor to General and Administrative expense. The year to year increase in general and administrative expenses is reflective of establishing the proper level of professional staff to run the Company and professional fees associated with a high level of financing and regulatory reporting activity. Non-cash expenses of $21,263,925 for the nine month period ended May 31, 2006 included $5,813,266 share based compensation, $1,082,580 depletion, depreciation and amortization, and $12,903,519 for the mark to market of the conversion feature of the debentures and investment warrants primarily associated with the $20,000,000 January 2006 debenture financing and $1,464,560 non-cash interest expense. Non-cash charges for the nine month period ended May 31 2005 of $16,012,169 included $8,143,247 share based compensation, $2,056,073 convertible note discount amortization, and $5,710,416 impairment.

EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis. This is a non-cash accounting event and does not represent a current or future cash requirement of the Company and as such has no impact on liquidity. This convention will cause a non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls. This accounting treatment does not impact operating income.

Liquidity and Capital Resources

Net cash used by operating activities during the nine month period ended May 31, 2006 was $4,104,266, as compared to net cash used of $2,926,800 during the nine months ended May 31, 2005. The primary use of cash in operating activities for the current period was to fund the net loss and prepaid drilling costs. Of our prepaid drilling costs, $1,692,600 was used to secure the services of a dedicated drilling rig for the Fayetteville Shale project for at least 24 months. This cost will be assigned to the wells drilled over that period.

Net cash used in investing activities for the nine month period ended May 31, 2006 was $19,286,450, as compared to $17,175,383 used for investing activities during the nine months ended May 31, 2005. For the nine month period ended May 31, 2006, the majority of our net cash used for investing activities primarily consisted of acquiring leasehold interests in the Fayetteville Shale play in eastern Arkansas, with the balance used in the Barnett Shale project for the drilling of the Portwood 1-H well and the acquisition of the additional 13.4% interest in RBE, LLC from Reichman Petroleum.

Net cash provided by financing activities during the nine months ended May 31, 2006 was $21,862,443, compared to $26,952,736 of cash provided for the nine months ended May 31, 2005. The primary sources of this funding came from the issuance of debt of $21,154,850 and proceeds from the issuance of common stock of $1,860,000, net of repayment of debt of $2,016,404.

Net working capital decreased by $31,452,595 as of May 31, 2006 to a deficit of $30,523,245, as compared to the surplus of $929,350 as of August 31, 2005. This decrease is primarily attributable to a $32,144,491 increase in current liabilities during this period. $27,146,137 of this increase is associated with the secured convertible debentures and warrants issued on January 5, 2006. $4,166,667 of this increase is the portion of that debt that is due to be repaid over the first six months of 2007 and $22,979,470 is the derivative liability associated with the secured convertible debentures and warrants. This non-cash liability is recognized as a current liability because the debenture holders have the option to convert the debentures into Maverick shares immediately should they choose. $4,987,230 of the increase is a payable to our Fayetteville partners for lease assignments that will be settled as we catch up with our pro-rata share of funding with our Fayetteville Shale Project partners.

Our working capital position was affected by the following transactions during the nine-month period ending May 31, 2006. During October 2005, we sold convertible debentures and warrants to purchase 500,000 shares of our common stock to Trident Growth Fund, LP for gross proceeds of $2,000,000. The convertible debentures had a principal amount of $2,000,000 and bore interest at an annual rate of 12%. The convertible debentures were repaid in full on January 6, 2006.

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

Also in October 2005, our subsidiary, Maverick Woodruff County, LLC, borrowed $1,000,000 to finance lease acquisitions in the Fayetteville Shale project. The loan was secured by a pledge of the membership interests of Maverick Woodruff County, LLC. However, the loan automatically converted into shares of the common stock of one of our Fayetteville project participants in February 2006 when we acquired and distributed to this participant its pro rata interest in 50,000 leasehold acres.

From inception of our Barnett Shale project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of a portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE.

During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell in consideration for the purchase price of $1,750,000 and 250,000 shares of our common stock. Of the purchase price, $250,000 was paid during October 2005 and the balance of $1,500,000 was paid in January 2006 upon completion by us of a financial audit of all relevant financial and other data relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, we became the managing member of RBE and operator of the 100% owned portion of the project.

During November 2005, we sold 200,000 investment units at a price of $10 per unit to Millenium Global Investments, Ltd. Each unit consisted of ten shares of our common stock and a thirty (30) month warrant to purchase four shares of our common stock at an exercise price of $1.70 per share. The Millenium warrants were restructured following our January 6, 2006 issuance of secured convertible debentures and warrants. As restructured, Millenium surrendered warrants to purchase 800,000 shares of our common stock at an exercise price of $1.70 per share, in exchange for warrants to purchase 2,000,000 shares of our common stock; of which 1,000,000 have an exercise price of $.9376 per share; 500,000 have an exercise price of $1.50 per share; and 500,000 have an exercise price of $2.00 per share.

On January 5, 2006, we sold for $20 million, convertible secured debentures (the “January Secured Convertible Debentures”) and five-year warrants to purchase up to 31,996,587 shares of our common stock (the “January Warrants”). The January Secured Convertible Debentures have an aggregate principal amount of $20 million, bear interest at 7.5% per annum, and have a maturity date on the third anniversary of their issuance, subject to the right of the holders to extend the maturity date for a period of up to three years. Interest payments commenced on a quarterly basis during June 2006, with principal payments due in twenty-four equal monthly installments commencing in January 2007. Under limited circumstances, interest and principal payments may be made in shares of our common stock priced at an agreed upon discount to market. The January Secured Convertible Debentures are convertible into shares of our common stock at an initial conversion price of approximately $0.9376 per share, subject to full-ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the January Secured Convertible Debentures, upon payment of certain additional warrants. The Company’s obligations under the January Secured Convertible Debentures are secured by a security interest in all of the Company’s assets. The terms of the January Secured Convertible Debentures preclude the Company from incurring any other indebtedness, subject to limited carve-outs for trade payables, other forms of operating indebtedness and up to $5 million in senior debt. Of the January Warrants, 21,331,059 had an initial exercise price of $0.9376 per share, 5,332,764 had an initial exercise price of $1.50 per share, and the remaining 5,332,764 had an initial exercise price of $2.00 per share. The exercise prices of the January Warrants are subject to anti-dilution adjustments which reduce the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the January Warrants, the number of shares issuable upon exercise of the January Warrants will be correspondingly adjusted. As a result of our issuance of warrants in connection with our sale of $10 million of secured convertible debentures on June 21, 2006 described below and the anti-dilution adjustment provisions of the January Warrants issued on January 5, 2006, the exercise price of approximately 5.3 million of the January Warrants was reduced from $2.00 to $0.9376, the exercise price of approximately 5.3 million of the warrants issued on January 5, 2006 was reduced from $1.50 to $0.9376, and an approximately 9.3 million additional shares of common stock became issuable upon exercise of the January Warrants.

As part of this transaction, we secured effectiveness of a registration statement filed with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to the January Secured Convertible Debentures and exercise of the January Warrants. The registration statement must remain effective for a predetermined period subject to certain “grace periods”. If we fail to meet the deadlines for the continued effectiveness of the registration statement, we will be required to pay liquidated damages of two percent of the aggregate purchase price of the June Secured Convertible Debentures and associated warrants on the date of such failure and on every 30th day thereafter until such failure is cured.

On June 21, 2006, we issued $10 million principal amount of secured convertible debentures (the “June Secured Convertible Debentures”) and associated warrants to purchase 18,664,676 shares of our common stock (the “June Warrants”) in a private placement transaction The June Secured Convertible Debentures have an aggregate principal amount of $10 million and are convertible into 10,665,529 shares of our common stock (at an initial conversion price of $0.9376 per share), subject to anti-dilution adjustments. The June Secured Convertible Debentures have a maturity date on the first anniversary of their issuance, subject to the right of the holders to extend the date for the payment of any installment of principal described below. The June Secured Convertible Debentures bear interest at the rate of 9.75% per annum, which rate is increased to 15% upon the occurrence of an event of default under the June Secured Convertible Debentures. Our obligations under the June Secured Convertible Debentures are secured by a security interest in all of the Company’s assets.

The principal amount of the June Secured Convertible Debentures is to be repaid in equal monthly installments commencing on November 1, 2006 (or, if earlier, on the first day of the calendar month following the date the registration statement required by a registration rights agreement entered into in connection with the Secured Convertible Debentures and warrants (the “Registration Rights Agreement”) is declared effective) and ending on June 21, 2007, the first anniversary of the date of their issuance. Such principal payments may be paid in cash or, at the option of the Company if certain conditions are satisfied, in shares of our common stock. Any shares of common stock used to pay an installment of principal will be valued at the lower of (1) the then applicable conversion price of the June Secured Convertible Debentures and (2) 82.5% of the arithmetic average of the weighted average price of the common stock for the fifteen trading days preceding the installment payment date (but no greater than the arithmetic average of the weighted average price for the first and last three trading days of such fifteen trading day period). The number of shares of common stock which may be issued for the payment of any installment of principal may not exceed 22.5% of the aggregate dollar trading volume over the twenty trading days before the date the Company delivers notice of its election to pay an installment of principal in shares of its common stock. If we use shares of our common stock to pay an installment of principal, we may be required to deliver additional shares of common stock to pay such principal if the arithmetic average of the weighted average price for the nineteen (19) trading days following the installment payment date is less than the price used in determining the number of shares that were delivered on the installment payment date. The holders of the June Secured Convertible Debentures may elect to defer the payment of any installment of principal for a period of up to two years from the date such installment was originally due.

The June Secured Convertible Debentures are convertible at the option of the holders into shares of our common stock at an initial conversion price of $0.9376 per share, subject to anti-dilution adjustments. The anti-dilution adjustments include a “full ratchet” adjustment which reduces the conversion price to any lower price at which we issue any common stock, or are obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities.

Interest on the June Secured Convertible Debentures commenced accruing as of June 21, 2006, however, the first payment will not be required until the first day of the month immediately following the earlier of: (i) the date on which the Registration Statement required by the Registration Rights Agreement is declared effective by the Securities and Exchange Commission; or (ii) the four month anniversary of the closing. At our option, provided certain conditions are satisfied, interest may be paid by the issuance of common stock. Any shares of common stock used to pay interest will be valued at 82.5% of the arithmetic average of the weighted average price of the common stock for the five trading days preceding the interest payment date.

The June Secured Convertible Debentures require that we use our best efforts to sell our interest in the Barnett Shale project by December 31, 2006 for a purchase price equal to its fair market value. If the cash consideration to be received in any such sale is less than the amount required to retire the January Secured Convertible Debentures and the June Secured Convertible Debentures, the consent of the holders of a majority of the outstanding principal amount of the June Secured Convertible Debentures is required. If such consent is not provided, the deadline for the sale is extended until March 31, 2007.

The proceeds from the sale of the Barnett Shale project must be deposited and retained in an escrow account until such time as there are no January Secured Convertible Debentures or June Secured Debentures outstanding. The holders of the January Secured Convertible Debentures and June Secured Convertible Debentures have the right for a period of three months after the proceeds are deposited into escrow to require us to redeem their debentures in cash or in stock (at the conversion price of the June Secured Convertible Debentures) at a 25% premium. We may use the proceeds in the escrow fund to make payments on the January Secured Convertible Debentures and the June Secured Convertible Debentures. A ratable portion of the escrowed proceeds may also be withdrawn by us as the principal amount of the debentures are reduced. In addition, if the closing sale price of our common stock for thirty trading days during any forty consecutive trading day period is more than $2.00 and certain conditions are satisfied by us, we may withdraw an amount of the escrowed proceeds equal to ten percent of the aggregate dollar trading volume during such forty day trading period.

If we have not sold the Barnett Shale project prior to the applicable deadline, the holders of the June Secured Convertible Debentures have the right to have one-third of the outstanding principal amount of the June Secured Convertible Debentures and the January Secured Convertible Debentures held by them redeemed, plus accrued and unpaid interest. If we have not sold the Barnett Shale project within three months after the applicable deadline, the holders of the June Secured Convertible Debentures have the right to have an additional one-third of the principal amount redeemed, plus accrued and unpaid interest. If the proceeds from the sale of the Barnett Shale project are less than the amount required to retire the January Secured Convertible Debentures and the January Secured Convertible Debentures, the holders of the June Secured Convertible Debentures have the right to require us to redeem a portion of the deficiency, which may be paid in cash or registered shares of common stock. If the proceeds from the sale of the Barnett Shale project exceed the amount required to retire the January Secured Convertible Debentures and the June Secured Convertible Debentures, we may retain any such excess for working capital purposes.

As part of this transaction, we have agreed to file a registration statement with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to the June Secured Convertible Debentures and exercise of the Warrants. The registration statement must be filed and declared effective by the Commission within certain time periods, and must remain effective for a predetermined period subject to certain “grace periods”. If we fail to meet the deadlines for the filing or effectiveness of the registration statement, we will be required to pay liquidated damages of two percent of the aggregate purchase price of the June Secured Convertible Debentures and June Warrants on the date of such failure and on every 30th day thereafter until such failure is cured.

Effective as of June 30, 2006, we issued 423,551 registered shares of our common stock as an interest payment to the holders of the January Secured Convertible Debentures issued in January 2006. These shares were issued in lieu of a cash payment of $373,973 that would have otherwise been paid representing interest due through June 30, 2006.

Our plan of operation for the next twelve months is to continue to conduct oil and gas exploration, development, drilling and production operations on our existing projects in Arkansas and Colorado, as well as any new projects we may identify during the year. We intend to continue drilling and developing efforts, in our Barnett Shale project. However, as part of the sale of our June 21, 2006 Secured Convertible Debentures, we have agreed to use our best efforts to sell our Barnett Shale project. In light of the foregoing, our capital spending plan for the next twelve months, excluding potential acquisitions, contemplates the expenditure of approximately $37 million across all of our various projects, with the greatest concentration in the Fayetteville Shale project. However, our current funding will only be sufficient to sustain operations through the fourth calendar quarter of 2006. Our ability to fund our operations and capital spending plan thereafter, depends upon a number of assumptions including: (i) our ability to secure additional financing; (ii) our ability to sell our Barnett Shale project; (iii) completion of our pending amendment to our corporate charter to increase the number of shares of capital stock available for future issuance; (iv) the geology of the various projects validating our expectations as to reserve levels and supporting the drilling of multiple well locations; (v) the commercial viability of the overall projects, and (vi) all such other assumptions referenced in the in this report under the caption “Forward-Looking Statements.”

The funding provided by our recent financing transactions during fiscal 2005 and the first nine months of fiscal 2006, has enabled us to make significant progress in our development efforts, including, among other things, increasing our ownership interest in the Barnett Shale project, completing our first two wells in the Barnett Shale project, securing the use of a drilling rig for, and commencing our first two wells in, the Fayetteville Shale project, and acquiring approximately 125,000 gross acres in the Fayetteville Shale play. However, we have either spent or allocated most of the proceeds from our recent sale of the January Secured Convertible Debentures and the June Secured Convertible Debentures, and as we expected, our current capital resources will not be sufficient to fund all development and drilling of our existing projects, or to cover the interest and current portion of our long-term debt due within the next twelve months. We will, therefore, attempt to sell our interest in our Barnett Shale project and continue to seek additional capital over the next 12 months to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. Any sale of equity securities would require us to complete the pending amendment to our corporate charter (to increase the number of shares of capital stock available for issuance). In the shorter term, if we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts. An inability to secure additional funds would require us to consider sale of certain assets or otherwise incur a risk of default upon our January Secured Convertible Debentures and June Secured Convertible Debentures.

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

We believe that the following significant accounting policies are the most critical to an evaluation of our future financial condition and results of operations.

Valuation of Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we valued the conversion feature of the debentures and warrants we issued in January 2006 in our financing transaction as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the nine months ended May 31, 2006, we recognized a non-cash charge of $12,903,519 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a short-term liability. This liability will remain until the debentures and converted, exercised, or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

Our secured convertible debentures contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at a negotiated conversion price, and the warrants we issued to the purchasers of our secured convertible debentures provide them with the right to purchase our common stock at negotiated exercise prices. As a result of the terms of our agreement to register the resale of the shares of common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the secured convertible debenture and the warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the secured convertible debentures remains classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Rating Risk. As of May 31, 2006, we had approximately $1,480,581 in cash and cash equivalents, and short term investments. At May 31, 2006, approximately $1,304,779 was held in our operating accounts to be used for general corporate purposes, and $175,802 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities. Based on sensitivity analysis performed on the financial instruments held as of May 31, 2006, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended May 31, 2006, a 10% fluctuation in the prices for natural gas and oil production would have had less than an approximate $0.1 million impact on our revenues.

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

Our business plan contemplates a sale of one our material project, as well as developing our remaining exploration properties and expanding our business by acquiring additional oil and gas properties. Our plan of operations for the next twelve months anticipates capital spending of approximately $37 million. However, our current funding will only sustain our operations through the beginning of the fourth calendar quarter of 2006. We plan to obtain the additional funding we need through the debt and equity markets. The terms of our Secured Convertible Debentures place limitations on the timing and pricing of any subsequent rounds of equity financing. These limitations could impair our ability to secure the full amount of capital required by our plan of operations, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of this recent transaction.

The exercise or conversion of our outstanding convertible securities, options and warrants will result in the dilution of the ownership interests of our existing shareholders and may create downward pressure on the trading price of our common stock.

We may in the future issue up to 118,689,195 additional shares of our common stock upon exercise or conversion of existing outstanding convertible securities as of June 30, 2006, in accordance with the following schedule:

Number of Shares
• Upon exercise of options granted under our Stock Option Plan	4,130,000
• Upon exercise of Non-Plan Options	450,000
• Upon exercise of Warrants	22,210,010
• Upon conversion of the principal under Secured Convertible Debentures issued on January 5, 2006(1)(2)	21,331,058
• Upon conversion of the principal under Secured Convertible Debentures issued on June 21, 2006(1)(2)	10,665,529
• Upon exercise of Warrants issued in conjunction with the Secured Convertible Debentures issued on January 5, 2006(2)(3)	41,237,922
• Upon exercise of Warrants issued in conjunction with the Secured Convertible Debentures issued on June 21, 2006(2)(3)	18,664,676

TOTAL	118,689,195

(1) Does not include shares issuable in lieu of interest due under the Debentures.

(2) With respect to the holders of our Secured Convertible Debentures and associated warrants, the foregoing determination has been made irrespective of limitations contained within the terms of the Secured Convertible Debentures and associated warrants, which prohibit the holders thereof from converting the Secured Convertible Debentures or exercising the Warrants, on less than sixty days notice, to the extent such conversion or exercise would cause such holder to beneficially own in excess of 4.99% of our outstanding common stock.

(3) Includes Warrants to purchase 31,996,587 shares of our Common Stock issued on January 5, 2006, which when subject to adjustment by virtue of the June 21, 2006 sale of Secured Convertible Debentures, resulted in an increase by 9,241,335 to the number of shares covered by those Warrants.

Substantial Voting Power Concentrated in the hands of our Principal Stockholders.

We have less than ten shareholders who in the aggregate own and control over fifty percent of our outstanding common stock. In addition, the two holders of the Secured Convertible Debentures and associated warrants issued on January 5, 2006 and June 21, 2006, although they are unrelated, have the right to acquire in excess of 91 million shares of our Common Stock should they convert all of their Secured Convertible Debentures into our shares, and should they exercise all of their Warrants and hold the shares of common stock received upon such conversion and exercise. This would equate to approximately 47% of our outstanding common stock, after giving effect to such issuance. With respect to the holders of our Secured Convertible Debentures and associated warrants, the foregoing determination has been made irrespective of limitations contained within the terms of the Secured Convertible Debentures and associated warrants, which prohibit the holders thereof from converting the convertible debentures or exercising the warrants, on less than sixty days notice, to the extent such conversion or exercise would cause such holder to beneficially own in excess of 4.99% of our outstanding common stock.

The accounting treatment for our secured convertible debentures and related warrants may create volatility in our reporting earnings

The Secured Convertible Debentures we issued in January 2006 contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at a negotiated conversion price, and the Warrants we issued to the purchasers of our Secured Convertible Debentures provide them with the right to purchase our common stock at negotiated exercise prices. As a result of the terms of our agreement to register the resale of the shares of common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the Secured Convertible Debenture and the Warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future while these features of the facility are outstanding.

The June 21, 2006 sale of Secured Convertible Debentures will be reviewed for the application of EITF 00-19 and FAS 133 in regards to accounting for embedded derivatives. However, in as much as the June 21, 2006 transaction contained many of the same features as the January 5, 2006 transaction, we expect that the conversion feature of the June 21, 2006 Secured Convertible Debentures and the associated Warrants will similarly be accounted for as embedded derivative instruments.

We need additional capital

We have either spent or allocated most of the proceeds from our recent sale of Secured Convertible Debentures on January 5, 2006 and June 21, 2006, and as we expected, our current capital resources will not be sufficient to sustain operations or to fund all development and drilling of our existing projects, beyond the beginning of the fourth calendar quarter of 2006. In addition, our current capital resources, together with our expected cash flow from operations, will not be sufficient to cover the interest and current portion of our long-term debt due within the next twelve months. We will, therefore, continue to seek additional capital over the next 12 months to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, or sale of equity securities. In the shorter term, if we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for further development efforts. An inability to secure additional funds would require us to consider a sale of certain assets or otherwise incur a risk of default upon our January Secured Convertible Debentures and June Secured Convertible Debentures.

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

The terms of our Secured Convertible Debentures require us to sell our Barnett Shale Property within certain time periods

The terms of the Secured Convertible Debentures we issued on June 21, 2006 require us to use our best efforts to sell our Barnett Shale Property by December 31, 2006 for a purchase price equal to its fair market value. If the cash consideration to be received in any such sale is less than the amount required to retire those Secured Convertible Debentures and the Secured Convertible Debentures we issued on January 5, 2006, the consent of the holders of a majority of the outstanding principal amount of the June Secured Convertible Debentures is required. If such consent is not provided, the deadline for the sale is extended until March 31, 2007. If we have not sold the Barnett Shale Property prior to the applicable deadline, the holders of the Secured Convertible Debentures have the right to require us to make certain redemptions of those debentures and the Secured Convertible Debentures we issued on January 5, 2006. It is not likely that we will be able to fund any such redemptions in the absence of such a sale. In addition, the obligation to sell our Barnett Shale Property within the applicable deadlines may result in a lower sales price than could be obtained in the absence of those deadlines.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 21, 2006, the Company issued Secured Convertible Debentures in the principal amount of $10 million and associated warrants. The Secured Convertible Debentures are convertible into 10,665,529 shares of the Company’s Common Stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments. Warrants to purchase up to 18,664,676 shares of the Company’s Common Stock were issued for a period of five years at an exercise price of $.9376 per share, subject to anti-dilution adjustments. Additionally, by operation of anti-dilution features contained within warrants issued to these Investors during January 2006 (the “January 2006 Warrants”), the exercise price of approximately 5.3 million of the January 2006 Warrants has been reduced from $2.00 per share to $.9376 per share, and approximately 5.3 million of the January 2006 Warrants from $1.50 per share to $.9376 per share. In addition, the number of shares issuable upon the exercise of the January 2006 Warrants has been increased by approximately 9.3 million.

The Secured Convertible Debentures and Warrants were issued to institutional accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated by the Commission thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description
10.34	Securities Purchase Agreement dated June 21, 2006 (including relevant portions of accompanying schedules)(1)
10.35	Form of Secured Convertible Debenture dated June 21, 2006(1)
10.36	Form of Warrant dated June 21, 2006(1)
10.37	Form of Registration Rights Agreement dated June 21, 2006(1)
10.38	Form of Pledge and Security Agreement dated June 21, 2006(1)
10.39	Form of Escrow Agreement(1)
10.40	Form of Waiver Letter(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(2)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(2)

(1) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 23, 2006.

(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 17, 2006	MAVERICK OIL AND GAS, INC. /s/ V. Ray Harlow V. Ray Harlow Chief Executive Officer /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002