Form 10-K
period 2006-08-31
MAVERICK OIL & GAS, INC.
filed 2006-12-11
CIK 1193159

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended August 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from                          to                         .

Commission File Number 000-50428

MAVERICK OIL AND GAS, INC.
(Name of Registrant as specified in its Charter)

Nevada	98-0377027

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
16415 Addison Road, Suite 850 Addison, TX	75001

(Address of Principal Executive Offices)	(Zip Code)

(214) 239-4333

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $.001 Par Value	NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2006 (the last day of registrant’s most recently completed second fiscal quarter) was $60,954,500.

As of December 5, 2006, 103,203,360 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: None

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. In connection with our overall business objectives, we expect to be able to complete the sale of our Barnett Shale project, refinance the Company, continue the development of our then remaining projects and implement an aggressive growth strategy. This assumes, among other things, that we will be able to sell our Barnett Shale project at attractive commercial prices and thereafter refinance the Company in a manner that will permit us to develop oil and gas reserves that can be extracted at commercial rates from our then remaining projects, locate and acquire additional oil and gas properties on terms and conditions satisfactory to us and outsource certain drilling and field management services on terms satisfactory to us. Our ability to accomplish these objectives depends upon, among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions (either nationally, internationally, or in the jurisdictions in which we do business), legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in this Annual Report on Form 10-K under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

ITEM 1. BUSINESS

General

We are an early stage independent energy company seeking to economically find and develop oil and gas reserves. Our primary areas of concentration are in the Barnett Shale play of Wise County, Texas, and the Fayetteville Shale play of eastern Arkansas. We have smaller non-operated interests in projects in South Texas (Zapata County), West Texas (Turner/Escalera) and the Piceance Basin of Colorado (Whitewater).

We are managed by a small team of highly experienced technical and managerial employees, lead by our Chief Executive Officer, Mr. James A. Watt. Mr. Watt joined the company in August of 2006. He began his career as a geophysicist in 1971 with Amoco Production Company. Since that time, he has held numerous exploration and production managerial positions with several independent oil companies. In 1997, he became President and Chief Operating Officer of Box Energy Corporation,

later renamed Remington Oil and Gas Corporation. As Chief Executive Officer of Remington, he led the company through a major corporate restructuring and initiated and implemented a successful offshore exploration program in the Gulf of Mexico. The company was sold to another offshore producer in June of 2006.

We seek to acquire and exploit properties with certain of the following characteristics:

• Significant upside from exploratory drilling or applied technology

• Near existing infrastructure and within established productive trends

• Favorable long term economics

• Potential to acquire meaningful working interests and become operator

These opportunities will be generated from the initial stages of exploration, from investing in ongoing operations of others, from acquisition of properties from others and from time to time in corporate transactions. We intend to place primary emphasis on issuances of public and private debt and equity to finance our business.

Our ability to generate future revenues and operating cash flow will depend on the successful exploration, exploitation and acquisition of oil and gas producing properties, the volume and timing of our production, as well as commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings.

We are currently involved in five projects, as follows:

• Barnett Shale, Wise County, Texas

Our largest project, to date, is the Barnett Shale play in Wise County, Texas. We own a working interest in over 9700 gross (3500 net) acres. The majority of this acreage is operated by Devon Energy and a portion is operated by Maverick. Four wells have been drilled on the Devon operated portion of the leasehold. Three of these wells are currently producing and one is anticipated to begin production prior to calendar year-end 2006. It is anticipated that at least six additional wells will be drilled on the property in 2007. On the Maverick operated portion of the acreage, two wells have been drilled. One is on production and the other is currently shut in and being evaluated for a work over attempt. Numerous additional drilling opportunities exist on these properties. Drilling activity must be maintained on the properties to satisfy continuous drilling obligations of the undeveloped leasehold. Another well must be spud by January 15, 2007 to satisfy this obligation. The Company is currently negotiating to extend this drilling obligation beyond the anticipated sale of the property.

The terms of our $36,750,000 principal amount of Secured Convertible Debentures require that we use our best efforts to obtain a bona fide offer for the purchase of our Barnett Shale property by December 31, 2006, and complete the sale by February 28, 2007. We anticipate that the sale of our Barnett Shale property will generate proceeds sufficient to repay a significant amount of the outstanding Secured Convertible Debentures. However, we cannot predict with any certainty the timing of a sale or the net proceeds it would generate.

• Fayetteville Shale

Our highest potential project is in the Fayetteville Shale play in Woodruff County, Arkansas. Our acreage is located approximately 25 miles east of the primary trend. We are operator of this project and have a 45% working interest. To date, we have acquired approximately 125,000 gross acres (56,400 net), subject to further title review. Certain leases contain drilling commitments that if wells are not drilled prior to the end of 2007 we are subject to lease cancellations or in certain instances financial penalties. The total cost to Maverick for this leasehold has been approximately $16 million. To date, Maverick has drilled four wells in Woodruff County. Two were drilled horizontally in different sections of the Fayetteville and completions have been attempted. Further work is required to fully evaluate both of these wells. A third well in the western portion of our acreage block found the Fayetteville Shale overlaying a wet sand. A completion was not attempted in this well fearing that any fracture stimulation of the shale would extend into the wet sand. The fourth well encountered good Fayetteville porosity in a clastic rich shale. This well is currently awaiting a completion attempt in this shale as well as in three additional potentially productive zones found in the well bore.

Our limited capital resources have caused us to scale back out activity within the play. We are currently watching industry activity in the area and seeking a partner to participate in further testing of our existing wells and the drilling of new wells to delineate the acreage.

• Whitewater

We own a 30% working interest in approximately 40,000 gross (11,700 net) acres in the Piceance Basin of Mesa and Delta Counties of Colorado. This is a shallow gas play where recent drilling has demonstrated production potential. In light of our current limited capital, we have decided to sell our interest in the play rather than participate in further drilling to delineate the total potential of the play. We are currently negotiating the sale of this property and hope to close prior to the end of the calendar year.

• Zapata County

We own a working interest in approximately 560 net mineral acres located in Zapata County, Texas. We have established production in this area with 2 producing wells. Minimal additional drilling activity is contemplated on this acreage.

• Turner/La Escalera

We own a working interest in approximately 2,200 net mineral acres located in Tom Green and Pecos Counties, Texas. Seven wells have been drilled on the Turner Ranch portion in Tom Green County resulting in six producers and one dry hole. Two test wells on the La Escalera portion of the project in Pecos County were unsuccessful. The results from all of the wells have been less than expected and we have ceased participating in development activities on this project.

As we work towards the sale of the Barnett Shale property, we intend to examine alternative methods by which we can recapitalize and refinance the Company. As most, if not all, of the proceeds from a sale of our Barnett Shale interests will be applied towards the retirement of our outstanding Secured Convertible Debentures, we will need to secure additional financing thereafter to fund our continued plan of operations. This includes the continued development of our Fayetteville Shale project (if interim evaluation demonstrates the appropriate value proposition), as well as locating and acquiring additional exploration opportunities and development projects with existing production. If we can recapitalize and refinance the Company, we plan to acquire new properties from major companies or independent companies seeking to divest non-core assets. These new opportunities would be designed to provide cash flow to the Company sufficient to support our corporate overhead and develop a diversified portfolio of exploration and production properties. We also believe that we may be able to secure less capital intensive development and exploration projects where the experience and industry track record of our management team is utilized to enhance the value of an existing asset base.

Whether before, after, or in conjunction with, the sale of the Barnett Shale property, we will need to secure sufficient financing within the short-term to fund the future growth, exploration and development activities associated with our longer-term plan of operations. This may take the form of either debt-based financing, or sale of equity securities. Any sale of equity securities would require us to complete an amendment to our corporate charter (to increase the number of shares of capital stock available for issuance). If, within the short-term, we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we will not be able to maintain our operations as a going concern.

Our principal offices are located at 16415 Addison Road, Suite 850, Addison, Texas 75001. Our telephone number is (214) 239-4333 and our fax number is (214) 239-4334.

Sales and Marketing

The principal customers for our crude oil production are expected to be refiners, remarketers and other companies, some of which are expected to have pipeline facilities near the producing properties we acquire. In the event pipeline facilities are not conveniently available, we intend to truck or barge crude oil to storage, refining or pipeline facilities.

The principal customers for our gas production are expected to be pipelines, utilities, gas marketing firms, industrial users and local distribution companies. We intend to use existing gathering systems and interstate and intrastate pipelines to consummate gas sales and deliveries.

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

Employees and Consultants

As we are an early stage independent energy company, our staffing is limited. As of November 30, 2006, we had 12 employees, all of whom are full-time employees. We employ our Chief Executive Officer, as well as senior geology, land management, petroleum engineering and administrative personnel, in our Addison, Texas headquarters. While we currently employ our Chief Financial Officer and Controller, staff accountants, and corporate counsel in our Fort Lauderdale, Florida offices, we expect that these functions will be transitioned to our Addison, Texas headquarters during the early part of 2007. We also utilize certain outsourced third parties to provide operational, technical and certain administrative services. As production levels increase, we may find the need to hire additional personnel. None of our employees are represented by a union. We have never experienced an interruption in operations from any kind of labor dispute and we consider the working relationship among our staff to be excellent.

Company Background

We were incorporated under the laws of the State of Nevada on June 18, 2002 as “Waterloo Ventures Inc.” From our inception through April 2004, we were engaged in acquiring and exploring mineral properties. We actively maintained an option to acquire an interest in the “East Red Rock” mineral claim in Ontario, Canada until April 2004, when, in conjunction with a change of control, we elected to suspend all further payments and exploration work needed to maintain the claim in good standing. Accordingly, as of April 2004, we suspended all mineral exploration activities, commenced our oil and gas business, and, by virtue of a merger with a wholly owned subsidiary, changed our name to “Maverick Oil and Gas, Inc.”

On March 10, 2005, we acquired all of the outstanding membership interests of Hurricane Energy, an early-stage independent oil and gas business founded in 2003 that targeted the acquisition of producing, development, and exploitation reserves principally in the U.S. Gulf Coast region. At the time of acquisition, Hurricane Energy had minimal tangible assets. However, it had a team of experienced oil and gas managers, certain of whom remain with the Company.

ITEM 1A. RISK FACTORS

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control.

Risks Relating to Our Business

We are subject to significant leverage, the terms of which require us to sell our Barnett Shale property within certain time periods.

We have incurred $36,750,000 of secured indebtedness through three rounds of debt financing, consisting of the sale of (i) $20 million of secured convertible debentures on January 5, 2006 (the “January 2006 Debentures”); (ii) $10 million of secured convertible debentures on June 21, 2006 (the “June 2006 Debentures”); and (iii) $6.75 million of secured convertible debentures on November 16, 2006 (the “November 2006 Debentures”) (collectively, the January 2006 Debentures, the June 2006 Debentures and November 2006 Debentures referred to as the “Secured Convertible Debentures”). A prepayment penalty in the Secured Convertible Debentures will require a payment of $44,250,000 to fully retire the principal amount of the Secured Convertible Debentures in connection with the sale of our Barnett Shale property.

The terms of the Secured Convertible Debentures require us to use our best efforts to secure a bona fide offer for the purchase of our Barnett Shale property by December 31, 2006, and to complete the sale of that property by February 28, 2007. The proceeds from the sale of our Barnett Shale property must be applied towards the amounts we owe under our outstanding Secured Convertible Debentures, plus a $7.5 million prepayment penalty. Thus, to the extent sales proceeds are less than $44,250,000, some portion of our Secured Convertible Debentures will remain outstanding. However, following a sale of our Barnett Shale property, we will not likely have the capital resources to repay any such remaining amounts in the absence of a material new financing transaction, as to which we can offer no assurances. Neither can we offer any assurances that a sale of the Barnett Shale property will yield a sales price of $44,250,000 or more. Furthermore, if the cash consideration to be received in any such sale is less than $35 million, we will need to obtain the consent of the holders of a majority of the outstanding principal amount of the Secured Convertible Debentures for the sale. If we have not received an offer to purchase, or have not completed the sale of the Barnett Shale property prior to the applicable deadlines set forth above, the holders thereof can require us to make certain redemptions of the Secured Convertible Debentures. It is not likely that we would be able to fund any such redemptions in the absence of such a sale. In addition, the obligation to sell our Barnett Shale property by the applicable deadline may result in a lower sales price than could be obtained in the absence of that deadline.

We need additional capital; We have a material going concern risk.

As of November 1, 2006, we had accumulated a working capital deficit consisting of approximately $10 million of outstanding trade payables, the majority of which were aged beyond 60 days, offset by approximately $5.2 million of receivables due from our project partners. We have spent all of the proceeds from the sale of our January 2006 Debentures and June 2006 Debentures and have allocated most all of the proceeds from the sale of our November 2006 Debentures to satisfy our outstanding trade payables and to sustain the further development of our Barnett Shale project while we are arranging for its sale. Even after having completed the sale of our November 2006 Debentures, and after application of the proceeds thereof, our current capital resources will only permit us to continue operations of the Barnett Shale project for the short-term and will not be sufficient to complete the longer-term development of the Barnett Shale, to continue the development of our Fayetteville Shale project, or to otherwise sustain our operations or to develop our other projects or to fund our future growth and exploration activities. In addition, our current capital resources, together with our expected cash flow from operations, will not be sufficient to cover the interest and current portion of our Secured Convertible Debentures due within the short-term. We will, therefore, continue to seek additional capital to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, sale of our equity securities, farm-out arrangements or outright sale of portions of our existing properties. However, the terms of our Secured Convertible Debentures place certain limitations on any subsequent rounds of debt or equity financing. These limitations could impair our ability to secure the full amount of capital required, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of the Secured Convertible Debentures. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern. In this regard, our independent registered public accounting firm has included a going-concern paragraph in its audit report on our financial statements as of August 31, 2006 and for the year then ended.

Our Fayetteville Shale project has not met with initial success.

Our largest potential play is in Woodruff County, Arkansas, where we have established a significant acreage position and drilled four wells, to date. Geologic data indicates the potential presence of natural gas; however, none of our wells have yet established commercial production and we will need to conduct additional drilling and testing of existing well bores to determine the commercial potential of the play.

Development of our Fayetteville Shale project will be affected by the financial viability of our partners.

Further development within Woodruff County will also require prorata contributions by our partners in the project. A failure by a partner to maintain its prorata funding commitment could jeopardize our ability to continue development efforts. Our 45% project partner is an early stage public company that has recently experienced significant solvency issues. Of our receivables, approximately $3.6 million is due from this partner. Until it is able to secure additional funding, if at all, this partner will not have sufficient capital resources to fund its portion of our Fayetteville Shale project costs. Until this partner is able to fund its past due payments, we will not be able to continue development of the Fayetteville Shale project. If this continues for more than the short-term, it may result in the loss of leases and financial penalties for not timely drilling wells. Under the agreement with our partners, we have the right to claim additional interests if they do not pay their proportionate share of project costs. We are presently evaluating that alternative.

We may be subject to certain liabilities as we scale-back our Fayetteville Shale operations.

In the course of scaling-back our activity in the Fayetteville Shale project, we became aware of certain items that could have an adverse effect on us if not addressed, including: (1) a commitment for the continued use of the drilling rig previously deployed in Woodruff County, through January 2008, (2) drilling commitments associated with certain acreage within the Fayetteville Shale project that impose financial penalties upon the Company if wells are not drilled by the end of 2007, and (3) commitments to acquire additional leasehold acreage within Woodruff and surrounding counties of Arkansas.

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

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of a lack of adequate capital and other factors, such as title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and/or work interruptions. In addition, the costs of exploration and development may materially exceed initial estimates.

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

Short-term need to increase authorized capital stock.

We are presently authorized to issue 260 million shares of common stock, approximately 252 million of which have been issued or reserved for issuance to cover the potential exercise of outstanding options and warrants, and upon conversion of our January 2006 Debentures and June 2006 Debentures. Accordingly, we do not have sufficient authorized capital available to cover the potential conversion of our November 2006 Debentures or the exercise of warrants associated with our November 2006 Debentures, or to permit any material issuances of securities until our Articles of Incorporation are amended. Although we have secured the requisite consent of our shareholders to amend our Articles of Incorporation, the actual amendment could take several months to complete. Until this process is completed, if at all, our access to proceeds from one or more financing transactions could be limited.

We are an early stage company implementing a new business plan.

We are an early stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects, and we have just begun to implement our business plan. Since our inception, we have suffered recurring losses from operations and have depended on external financing to sustain our operations. During the years ended August 31, 2005 and 2006, respectively, we reported losses of $29,142,004 and $21,529,473.

We rely heavily upon reserve estimates when determining whether or not to invest in oil or gas properties.

The oil and gas reserve information that we use in evaluating oil and gas prospects is based on reserve estimates involving a great deal of uncertainty. Different reserve engineers and geologists may make different estimates of reserves and cash flows based on the same available data. Reserve estimates depend in large part upon the reliability of available geologic and engineering data, which is inherently imprecise. Geologic and engineering data are used to determine the probability that a reservoir of oil and natural gas exists at a particular location, and whether oil and natural gas are recoverable from a reservoir. Recoverability is ultimately subject to the accuracy of data including, but not limited to, geological characteristics of the reservoir, structure, reservoir fluid properties, the size and boundaries of the drainage area, reservoir pressure, and the anticipated rate of pressure depletion. The evaluation of these and other factors is based upon available seismic data, computer modeling, well tests and information obtained from production of oil and natural gas from adjacent or similar properties, but the probability of the existence and recoverability of reserves is less than 100% and actual recoveries of proved reserves can differ from estimates.

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

In addition, the success of our business depends upon the efforts of various third parties that we do not control. We rely upon various companies to assist us in identifying desirable oil and gas prospects to acquire and to provide us with technical assistance and services. We also rely upon the services of geologists, geophysicists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. In addition, we rely upon the owners and operators of oil and gas drilling equipment to drill and develop our prospects to production. Although we have developed relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

Market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include, but are not limited to, the continued threat of war in the Middle East and actions of the Organization of Petroleum Exporting Countries and its maintenance of production constraints, the fuel sources, transportation interruption, the impact of drilling levels on crude oil and natural gas supply, and the environmental and access issues that could limit future drilling activities for the industry.

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

All of our properties are held under interests in oil and gas mineral leases. If we or our partners fail to meet the specific requirements of each lease, especially future drilling commitments, the lease may be terminated or otherwise expire. We cannot assure you that we will be able to meet our obligations under each lease. The termination or expiration of our working interest relating to a lease could harm our business, financial condition and results of operations.

We will need significant additional funds to meet capital calls, drilling and other production costs in our effort to explore, produce, develop and sell the natural gas and oil produced by our leases. We may not be able to obtain any such additional funds on terms acceptable to us, or at all.

Title deficiencies could render our leases worthless.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. The Company has historically relied upon the judgment of oil and gas lease brokers and/or landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This is customary practice in the oil and gas industry. However, we anticipate that we, or the person or company acting as operator of the wells located on the properties that we lease, will examine title prior to any well being drilled. Even after taking these precautions, deficiencies in the marketability of the title to the leases may still arise. Such deficiencies may render the lease worthless.

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

We intend to rely on certain third party vendors for outsourced service.

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

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Many of these companies not only explore for and produce crude oil and natural gas, but also carry on refining operations and market petroleum and other products on a worldwide basis. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in recruiting qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices of gas and oil more easily than we can. Our competitors may be able to pay more for productive oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than we can.

Risks Relating to our Stock

Our common stock is traded on the OTC Bulletin Board and could be subject to extreme volatility.

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in these risk factors, as well as our operating results, financial condition, announcements of drilling activities, general conditions in the oil and gas exploration and development industry, and other events or factors. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We will seek to raise additional funds in the future, and such additional funding will likely be dilutive to shareholders or impose operational restrictions.

We need to raise additional capital in the immediate term to help satisfy trade payables and other short-term obligations, as well as to fund operating expenses and the exploration, acquisition,

development, and production of oil and natural gas reserves. Additional capital may not be available in light of certain of the restrictive and other provisions within our Secured Convertible Debentures. Additional equity financing, if available, will likely be dilutive to our shareholders and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

The initial sale or secondary resale of substantial amounts of our common stock in the public markets could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate. We have approximately 152 million shares of our common stock that may be issued in the future upon the conversion or exercise of outstanding derivative securities, including our Secured Convertible Debentures and upon the exercise of outstanding options granted under our Stock Option Plan and common stock purchase warrants granted in conjunction with our Secured Convertible Debentures and other financing transactions. The entry of this substantial number of shares into the public market, or the mere expectation of the entry of those shares into the market could adversely affect the market price of our common stock and could impair our ability to obtain capital through securities offerings.

Substantial voting power concentrated in the hands of our principal stockholders.

We have less than ten shareholders who in the aggregate own and control over fifty percent of our outstanding common stock. In addition, the two holders of our Secured Convertible Debentures and associated warrants, although they are unrelated, have the right to acquire an aggregate of approximately 126 million shares of our common stock should they convert all of their Secured Convertible Debentures into our shares, and should they exercise all of their warrants and hold the shares of common stock received upon such conversion and exercise. This would equate to approximately 55% of our outstanding common stock, after giving effect to such issuance. However, the terms of our Secured Convertible Debentures and associated warrants, prohibit each holder from converting the Secured Convertible Debentures or exercising the warrants, on less than sixty days notice, to the extent such conversion or exercise would cause such holder to beneficially own in excess of 4.99% of our outstanding common stock.

We depend on the continued service of our chief executive officer.

We have recently appointed James A. Watt as our Chairman and Chief Executive Officer. Because of his industry knowledge, marketing skills and industry relationships, for the foreseeable future, our success will depend largely on the continued services of Mr. Watt. We have an employment agreement with Mr. Watt. Nevertheless, should he leave the Company, it could have a material adverse effect on our future results of operations.

The exercise or conversion of our outstanding convertible securities, options and warrants will result in the dilution of the ownership interests of our existing shareholders.

We may in the future issue up to approximately 152 million additional shares of our common stock upon exercise or conversion of existing outstanding convertible securities. If these convertible securities are converted or exercised, the percentage of shares owned by existing shareholders could be significantly reduced. Furthermore, although we would receive significant proceeds from the exercise of outstanding warrants, we cannot be certain that the exercise price of the warrants will not be below the then trading price of our common stock, or that the sheer number of outstanding convertible securities will not, by their mere existence, provide a “ceiling” to the trading price of our common stock unless we are able to make a financial accommodation with existing warrant holders.

The accounting treatment for our Secured Convertible Debentures and related warrants may create volatility in our reporting earnings.

Our Secured Convertible Debentures contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at a negotiated conversion price, and the warrants we issued to the purchasers of such Secured Convertible Debentures provide them with the right to purchase our common stock at negotiated exercise prices. As a result of, among other things, the terms of our agreement to register the resale of the shares of common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the Secured Convertible Debentures and the warrants associated with both sets of debentures, as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future while these features of the facility are outstanding. However, this is a non-cash event and does not represent a current or future cash requirement of the Company and as such has no impact on liquidity.

The November 2006 Debentures have been reviewed for the application of EITF 00-19 and FAS 133 in regards to accounting for embedded derivatives. However, inasmuch as the November 2006 Debentures contain many of the same features as the January 2006 and June 2006 Debentures, we have determined that the conversion feature of the November 2006 Debentures and the associated warrants will similarly be accounted for as embedded derivative instruments.

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

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002.

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

We do not anticipate paying dividends.

We have not paid any cash dividends on our common stock since our inception and we do not anticipate paying cash dividends in the foreseeable future. Negative covenants in certain of our existing debt instruments prohibit the payment of dividends. In the event we are not contractually restricted from paying dividends in the future, such dividends would be at the discretion of our board of directors and would depend on our future earnings, regulatory considerations, our financial requirements and other similarly unpredictable factors. For the foreseeable future, we anticipate that we will retain any earnings which we may generate from our operations to finance and develop our growth and that we will not pay cash dividends to our stockholders.

ITEM 2. PROPERTIES

Our executive offices consist of approximately 4,072 feet of leased office space located at 16415 Addison Road, Suite 850, Addison, Texas. In addition, we house our financial and accounting personnel in approximately 7,686 feet of leased office space located at 888 E. Las Olas Blvd., Suite 400, Ft. Lauderdale, FL 33301. We also own a small office building in McCrory, Arkansas and a field office and warehouse in Hunter, Arkansas to house the operations personnel and consultants working on our Fayetteville Shale project.

Oil and Gas Properties

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of August 31, 2006.

	Gross	Net
Developed acreage
Zapata County	2,496	556
Turner/Escalera	560	54
Barnett Shale	900	388

Total Developed	3,956	998

Undeveloped Acreage
Turner/Escalera	19,477	2,132
Barnett Shale	8,854	3,086
Whitewater	40,292	11,685
Fayetteville Shale	125,309	56,389

Total Undeveloped	193,932	73,292

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

Reserves

Our estimates of oil and gas reserves are derived from reports prepared by Miller and Lents, Ltd., petroleum consultants. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

Based on reserve reports prepared by Miller and Lents, Ltd. dated August 31, 2006, we had estimated total proved reserves of 7,962 MMcfe of which 2,213 MMcfe were proved developed reserves. We have not reported our reserves to any federal authority or agency.

The following table sets forth certain information as of August 31, 2006 with respect to our estimated proved oil and gas reserves pursuant to SEC guidelines, and the present value of our proved oil and gas reserves.

Proved Reserves

	Oil MBbls	Gas (MMcf)	Undiscounted Future Net Revenue (M$)	Present Value of Proved Reserves Discounted at 10% (M$)
Proved Developed	15	2124	10,949	6,977
Proved Undeveloped	18	5643	18,012	5,661
Total Proved	33	7767	28,961	12,638

As of August 31, 2006, 95 percent of our proved reserves were located in the Barnett Shale property in Wise County, Texas. The following table summarizes our estimated proved oil and gas reserves by area as of August 31, 2006.

	Oil MBbls	Gas (MMcf)	Total Gas Equivalent (MMcfe)	Percent of Proved Reserves	Present Value of Proved Reserves Discounted at 10% (M$)	Percent of Present Value of Proved Reserves
Barnett Shale	26.1	7,420.4	7,577.0	95.2%	11,323.8	89.6%
Zapata County	2.7	333.9	350.1	4.4%	1,154.6	9.1%
Other	3.8	12.4	35.2	0.4%	159.8	1.3%

Total	32.6	7,766.7	7,962.3	100.0%	12,638.2	100.0%

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

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purpose of estimating our proved reserves and the present value of proved reserves as of August 31, 2006 were $63.45 per Bbl of oil and natural gas liquids and $6.28 per Mcf of gas.

Production

For the twelve months ended August 31, 2006, our total net production was approximately 19,300 barrels of oil and 230,700 Mcf of natural gas. The average prices received for our oil and gas sales were $41.16 per barrel and $7.54 per Mcf, respectively. Our average lifting cost per Mcfe was $2.82.

Productive Wells and Acreage

As of August 31, 2006, we had 11 productive wells. Two of these wells are categorized as oil wells and the remaining nine wells are categorized as gas. We had total gross acreage of 197,888 acres, consisting of 3,956 developed acres and 193,932 undeveloped acres. We had total net acreage of 74,290 acres, consisting of 998 developed acres and 73,292 undeveloped acres.

Drilling Activity

The following table sets forth our drilling activity during the twelve month period ended August 31, 2005 and 2006 (excluding wells in progress at the end of the period).

	2005		2006
Development Wells:	Gross	Net	Gross	Net
Oil	1	0.4	1	0.1
Gas	1	0.1	1	0.6
Dry	1	0.4	0	0.0

Total	3	0.9	2	0.7
Exploratory Wells:
Oil	4	0.9	1	0.7
Gas	9	2.3	8	2.8
Dry	2	0.4	1	0.4

Total	15	3.6	10	3.9
Total Wells:
Oil	5	1.3	2	0.2
Gas	10	2.4	9	3.4
Dry	3	0.7	1	0.4

Total	18	4.5	12	4.0

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

Present Activities

A description of our present activities is contained in “BUSINESS—Projects,” beginning on page 2.

Delivery Commitments

At August 31, 2006, we had no delivery commitments with our purchasers.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about June 14, 2006, the holders of 51,404,527 shares of common stock (representing 51.9% of the outstanding shares of our capital stock then having voting power) executed and delivered to us written consents approving an amendment to our articles of incorporation to increase the total number of authorized shares of our common stock from 200 million to 260 million.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “MVOG.OB.” The following table set forth the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during our fiscal years ended August 31, 2005 and 2006, as well as for the first quarter fiscal of our fiscal year ending August 31, 2007, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions. The last price of our common stock as reported on the OTC Bulletin Board on December 5, 2006 was $.18 per share.

	High	Low
FISCAL YEAR ENDED AUGUST 31, 2005
Quarter ended November 30, 2004	$2.15	$1.40
Quarter ended February 28, 2005	$2.10	$1.10
Quarter ended May 31, 2005	$3.56	$1.36
Quarter ended August 31, 2005	$1.99	$1.00
FISCAL YEAR ENDED AUGUST 31, 2006
Quarter ended November 30, 2005	$1.20	$0.85
Quarter ended February 28, 2006	$1.55	$0.78
Quarter ended May 31, 2006	$1.45	$0.93
Quarter ended August 31, 2006	$1.11	$0.63
FISCAL YEAR ENDING AUGUST 31, 2007
Quarter ended November 30, 2006	$.57	$.18

Holders

As of December 5, 2006, there were 135 shareholders of record of our common stock. However, based upon a broker-inquiry recently conducted in conjunction with our Information Statement dated July 17, 2006, we believe that we have over approximately 12,000 additional beneficial shareholders.

Dividend Policy

On June 15, 2004, the Company approved a 22 for 1 forward stock split, affected in the form of a stock dividend. We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Negative covenants in our Secured Convertible Debentures prohibit the payment of dividends. Whether we will declare and pay dividends in the future will be determined by our board of directors at their discretion, subject to certain limitations imposed under Nevada corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Equity Plan Information

The following table sets forth information, as of August 31, 2006, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)(1))
Equity compensation plans approved by security holders(2)	10,654,000	(1)	$1.54	3,896,000 (4)
Equity compensation plans not approved by security holders	450,000	(3)	$1.50

Total	11,104,000		$1.45	3,896,000

(1) Gives effect to options to purchase 7,500,000 shares the Company has agreed to issue to Mr. Watt, our Chief Executive Officer, and options to purchase 500,000 shares the Company has agreed to issue to Mr. Cohen, our Director of Legal Affairs/Corporate Counsel during fiscal 2006. See “Recent Sales of Unregistered Securities.” Also includes 240,000 shares of our common stock issuable upon the exercise of options granted to our directors after August 31, 2005 under the Company’s 2005 Stock Incentive Plan (the “Stock Incentive Plan”).

(2) The Stock Incentive Plan covering up to 10 million shares was approved by the Company’s stockholders on January 27, 2006. On December 7, 2006, our Stock Incentive Plan was amended to increase from 10 million to 15 million the number of options and stock awards available for issuance thereunder. The Company intends to seek shareholder ratification of this increase during 2007.

(3) Includes 450,000 shares of common stock issuable upon the exercise of options granted to our former chief executive officer and the former manager of our treasury and accounting functions prior to the adoption of the Stock Incentive Plan.

(4) Represents shares which may be issued under options available for award under the Company’s Stock Incentive Plan as of August 31, 2006.

Recent Sales of Unregistered Securities

• As of January 5, 2006, we issued placement agent warrants to purchase 1,493,179 shares of our common stock at an exercise price of $.9376 per share. The warrants were issued in consideration for placement agent services rendered in connection with our January 5, 2006 sale of $20 million of Secured Convertible Debentures and associated investment warrants. Of the placement agent warrants issued, 639,932 were issued to First Albany Capital, Inc. and 853,247 were issued to Casimir Capital, L.P. The placement agent warrants were issued in a private placement transaction pursuant to Section 4(2) of the Securities Act.

• On October 17, 2006, we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share. The warrants were issued to Casimir Capital, L.P. in consideration for financial advisory services. The warrants were issued in a private placement transaction pursuant to Section 4(2) of the Securities Act.

• In connection with his agreement to become our Chairman and Chief Executive Officer, on August 2, 2006 we agreed to issue James A. Watt options to purchase 7,500,000 shares of our common stock at an exercise price of $.75 per share (the “Watt Options”) and 1,000,000 shares of our restricted common stock (the “Watt Restricted Shares”). The Watt Restricted Shares shall vest in five equal annual increments commencing August 2007. The Watt Options are to be granted under and subject to our Stock Incentive Plan and shall be subject to the terms of a Stock Option Agreement to be executed by the parties under the Stock Incentive Plan. The Watt Options will generally vest in five equal annual increments commencing as of August 2, 2007. The Watt Restricted Shares were issued to Mr. Watt on August 17, 2006. The Watt Restricted Shares were issued, and the Watt Options are to be issued, in a private placement transaction exempt from the registration requirements of the Securities

Act, pursuant to Section 4(2) of the Securities Act without payment of underwriting discounts or commissions to any person.

• In connection with his agreement to become our Director of Legal Affairs/Corporate Counsel , on July 10, 2006 we agreed to issue Stephen Cohen options to purchase 500,000 shares of our common stock at an exercise price of $1.04 per share (the “Cohen Options”) and 100,000 shares of our restricted common stock (the “Cohen Restricted Shares”). The Cohen Restricted Shares vested immediately. The Cohen Options are to be granted under and subject to our Stock Incentive Plan and shall be subject to the terms of a Stock Option Agreement to be executed by the parties under the Stock Incentive Plan. The Cohen Options shall generally vest in five equal annual increments commencing as of July 10, 2007. The Cohen Restricted Shares were issued to Mr. Cohen on August 17, 2006. The Cohen Restricted Shares were issued, and the Options are to be issued, in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act, without payment of underwriting discounts or commissions to any person.

• On August 17, 2006, we issued 50,000 shares of our common stock to Sanders Morris Harris, Inc. in consideration for investment banking services provided to us during 2005 under a Financial Advisory Agreement. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act, without payment of underwriting discounts or commissions to any person.

• On August 17, 2006, we issued 115,000 shares of our common stock to Gross Capital, Inc. in consideration for investor relations services provided to us since August 1, 2005 under a Consulting and Advisory Agreement. The shares were issued in a private placement transaction exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act, without payment of underwriting discounts or commissions to any person.

• On September 18, 2006, we issued 1,100,000 shares of our common stock to FEQ Gas, LLC and 100,000 shares of our common stock to Mr. Fred Wilson, in consideration for consulting and advisory services they provided in connection with our acquisition of leasehold acreage for our Fayetteville Shale project. These shares were exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act, without payment of underwriting discounts or commissions to any person.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the dates indicated have been derived from our consolidated financial statements. You should read the following selected financial data together with the consolidated financial statements and related footnotes of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The selected consolidated statement of operations data of the Company for each of the years in the three year period ended August 31, 2006 and the consolidated balance sheet data of the Company as of August 31, 2006, 2005 and 2004 are derived from the Company’s consolidated financial statements that have been audited by Malone & Bailey, PC and are included in this report. The selected consolidated statement of operations data of the Company for the year ended August 31, 2003 and the consolidated balance sheet data of the Company as of August 31, 2003, are derived from the Company’s audited consolidated financial statements which were audited by Morgan & Company, but are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

	Year Ended August 31,
Consolidated Statement of Operations Data: (In Thousands, Except Per Share Amounts)	2006	2005	2004	2003
Total revenue	$2,500	$284	$—	$—
Operating Expenses	(23,204)	(28,671)	(161)	(28)
Gain on equity method investment	—	12	—	—

Loss before minority interest	(20,704)	(28,375)	(161)	(28)
Minority interest	1,387	1,354	5	—

Loss from operations	(19,317)	(27,021)	(156)	(28)
Other income (expense):
Derivative Income (expense)	11,480	—	—	—
Net interest income (expense)	(6,192)	(2,121)	—	—
Debt prepayment penalty	(7,500)	—	—	—

Total Other income (expenses)	(2,212)	(2,121)	—	—

Net Loss to common stockholders	(21,529)	(29,142)	(156)	(28)

Basic and diluted loss per common share	$(0.22)	$(0.36)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	98,312,289	80,741,335	58,678,904	58,520,000

Consolidated Balance Sheet Data: (In Thousands)

	Years ended August 31,
	2006	2005	2004	2003
Cash and cash equivalents	$2,212	$2,907	$597	$32
Working capital surplus (deficit)*	(32,274)	476	(1,660)	30
Total assets	40,898	17,072	4,229	32
Total long-term liabilities	1,345	6	—	—
Stockholders’ equity	$2,768	$12,702	$1,774	$30

* Including current maturities of $655,787 and derivative liability of $18,087,733 at August 31, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this report.

Overview and Recent Transactions

We are an early stage independent energy company engaged in oil and gas exploration, exploitation, development and production. We currently participate in these activities through the interests we hold in oil and gas exploration and development projects in Arkansas, Texas and Colorado. We participate in projects directly, as well as indirectly as equity participants in our subsidiaries.

Our operations are focused on identifying and evaluating prospective oil and gas properties and contributing capital to projects that we believe have the potential to produce oil or gas in commercial quantities. Over time, as we complete the exploration and development stage of a project, our primary focus for that project will gradually shift to drilling and production.

Our ability to generate future revenues and operating cash flow will depend on, among other factors, the successful exploration, exploitation and/or acquisition of oil and gas producing properties, development of our inventory of capital projects, the volume and timing of our production, as well as commodity prices for oil and gas. Such pricing factors are largely beyond our control, and may result in fluctuations in our earnings. Other factors that may affect our ability to generate future revenues and operating cash flow are described in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

We have funded the development of our projects primarily through the proceeds of financing transactions. The terms of our recent sales of Secured Convertible Debentures require us to use our best efforts to sell our Barnett Shale property and to redeem our Secured Convertible Debentures with the proceeds of that sale. As a result, we intend to focus our efforts in the near term on the sale of our Barnett Shale property and the preservation of our other projects until we retire our Secured Convertible Debentures. If we are able to successfully accomplish this, we will then be better positioned to take advantage of the opportunities available to us. We will be seeking industry participants to earn an interest in the Fayetteville Shale project by paying capital for reimbursement of some of the acreage costs and funding further testing of our existing well bores and drilling additional wells. It is anticipated, if we find this partner, that the initial stages of further testing in the Fayetteville Shale project will not require significant capital from the Company. As we add new projects or successfully complete the further testing of areas within the Fayetteville Shale project, we will require additional funding which we intend to seek using debt and equity sources as appropriate.

Results of Operations.

Year ended August 31, 2006 compared to year ended August 31, 2005

We realized revenues from continuing operations of $2,500,489 for the twelve month period ended August 31, 2006, compared to revenues of $283,785 for the comparable prior year period.

We incurred a net loss of $21,529,473 for the twelve month period ended August 31, 2006 compared to a net loss of $29,142,004 for the twelve month period ended August 31, 2005. Non-cash charges were the largest component of our losses for both periods. Our loss from operations before other income (expense) for the twelve month period ended August 31, 2006 was $20,703,899, compared to a loss from operations of $28,375,124 for the comparable prior year period.

Total operating expenses were $23,204,388 for the twelve month period ended August 31, 2006, as compared to $28,671,108 for the twelve month period ended August 31, 2005. General and administrative expenses were $12,692,752 for the twelve month period ended August 31, 2006, as compared to $13,663,000 for the twelve month period ended August 31, 2005. Non-cash share based compensation expense of $5,316,690 and $9,982,798 for the twelve month periods ended August 31, 2006 and 2005, respectively, was a major component of general and administrative expense. The year to year increase in other general and administrative expenses is reflective of establishing the proper level of professional staff to run the Company and professional fees associated with a high level of financing and regulatory reporting activity. Non-cash expenses of $9,361,331 for the twelve month period ended August 31, 2006 included $5,316,690 of share based compensation, $1,125,995 of depletion, depreciation and amortization, $5,894,164 of non-cash interest expense $1,488,339 of exploration expense, $7,015,698 of impairment charges and income of $11,479,555 associated with the conversion feature of our January 2006 Debentures our June 2006 Debentures and our associated January 2006 Warrants and June 2006 Warrants classified as derivative liabilities. The impairment charges were approximately $4.4 million for the Pauline Cook well in the Barnett Shale and the reduction in carrying value of approximately $2.6 million for the Whitewater assets to market related value. Exploration charges were for the G.L. Morris well in Fayetteville Shale Project. Non-cash charges for the twelve month period ended August 31, 2005 of $22,744,754 included $9,982,798 of share based compensation $153,409 of depletion, depreciation and amortization, $2,158,501 of convertible note discount amortization, $4,739,630 of exploration expense, and $5,710,416 of impairment charges.

EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis. This is a non-cash accounting event that applies to the accounting for our Secured Convertible Debentures and associated warrants and does not represent a current or future cash requirement of the Company and, as such, has no impact on liquidity. This convention will cause a non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls. This accounting treatment does not impact operating income.

Year ended August 31, 2005 compared to year ended August 31, 2004

Our revenues totaled $283,785 for the full year ended August 31, 2005. We had no revenues during the fiscal year ended August 31, 2004.

We incurred operating expenses of $28,671,108 during the year fiscal ended August 31, 2005. The majority of these expenses were associated with projects we no longer participate in, an abandoned acquisition attempt, and the accounting treatment of acquiring Hurricane Energy and bringing on its management team. These costs included exploration expenses and asset impairment of $10,450,046, loss of an earnest money deposit of $4,250,000 (associated with our attempted acquisition of Camden Resources, Inc.) and share based compensation expense of $9,982,798. General and administrative expenses (excluding share based compensation) for the fiscal year ended August 31, 2005 were $3,680,202. Depletion, depreciation and amortization expense for the year ended August 31, 2005 was $153,409. Lease operating expense of $154,653 for the year reflected the start up of production in some of our projects, but also included the cost of projects exited.

During 2005, we evaluated the commercial viability of all our development projects. Two of these projects, Maverick Basin and Turner La Escalera, were deemed non commercial and we decided to cease participating in the future development of these fields. Accordingly, we recognized $4,739,630 of exploration expense and $5,710,416 of impairment costs.

A significant component of our operating expenses during the year ended August 31, 2005 constituted non- cash charges related to the acquisition of Hurricane Energy. Since Hurricane Energy remained an early stage company at the time of acquisition, and since at that time its management team was its principal asset, the transaction was accounted for as a purchase of net assets and not as a business combination. Accordingly, for accounting purposes, we recognized non-cash compensation expense of $9.1 million representing the aggregate value of the shares and warrants issued to the former Hurricane management team.

Our fiscal 2005 results were also adversely affected by a charge of $4,250,000 associated with an October 2005 settlement of our dispute with Camden Resources, Inc. During the third quarter of fiscal 2005, we instituted litigation to recover a $5,000,000 earnest money deposit paid in connection with our attempted purchase of the shares of Camden Resources, Inc. During October 2005, we entered into a settlement of the dispute and recovered $750,000 of the earnest money deposit. Accordingly, our 2005 financial statements reflect a charge of $4,250,000.

Liquidity and Capital Resources

Net cash used in operations was $2,960,923 for the year ended August 31, 2006. The primary use of cash in operating activities was to fund our net loss. Net cash used in investing activities for the year was $28,370,969 and primarily consisted of the purchase of oil and gas interests and drilling programs, compared to $23,576,885 of investing activities for the year ended August 31, 2005.

Net cash provided by financing activities during the fiscal year ended August 31, 2006 was $30,636,706, compared to $28,194,082 of cash provided for the year ended August 31, 2005. The cash in fiscal year 2006 was primarily provided by the January and June 2006 Debentures. The cash in fiscal year 2005 was provided during our second fiscal quarter of 2005, when we received gross proceeds of $28,435,000 from the private sale of 14,217,500 investment units at $2.00 per unit. Each unit consisted of two shares of our common stock and a three-year warrant to purchase one share of our common stock at an exercise price of $2.00 per share.

Net working capital decreased by $32,749,770 as of August 31, 2006 to a deficit of $32,273,878, as compared to a surplus of $475,892 as of August 31, 2005. This decrease is primarily attributable to a $33,239,942 increase in current liabilities during this period. $27,877,100 of this increase is associated with our January 2006 and June 2006 Secured Convertible Debentures and associated warrants. $18,087,733 of this increase the derivative liability associated with the January 2006 and June 2006 Secured Convertible Debentures and associated warrants. This non-cash liability is recognized as a current liability because the debenture holders have the option to convert the debentures into our shares immediately should they choose. $4,473,367 of the increase is payables primarily associated with our drilling and development activities in the Barnett and Fayetteville shale projects.

Our liquidity and capital position were affected by the following transactions during our fiscal year ended August 31, 2006.

During October 2005, we sold convertible debentures and warrants to purchase 500,000 shares of our common stock to Trident Growth Fund, LP for gross proceeds of $2,000,000. The convertible debentures had a principal amount of $2,000,000 and bore interest at an annual rate of 12%. The convertible debentures were repaid in full on January 6, 2006. The warrants have a term of five years and an exercise price of $1.00 per share. The exercise price of the warrants is subject to customary anti-dilution adjustments and a “full ratchet” adjustment in the event of the issuance of common stock or common stock equivalents for a price less than the then exercise price of the warrants. By application of these anti-dilution adjustments, the exercise price of the warrants has subsequently been reduced to $.20 per share following the issuance of our Secured Convertible Debentures in November 2006.

Also in October 2005, our subsidiary, Maverick Woodruff County, LLC, borrowed $1,000,000 to finance lease acquisitions for our Fayetteville Shale project. The loan was secured by a pledge of the membership interests of Maverick Woodruff County, LLC. The loan automatically converted into shares of the common stock of one of our Fayetteville Shale project participants in February 2006 when we acquired and distributed to this participant its pro rata interest in 50,000 leasehold acres.

From the inception of our Barnett Shale project through October 19, 2005, Reichmann Petroleum Corp served as the managing partner of RBE and as the operator of a portion of the project. Dyke Ferrell, the principal shareholder of Reichmann Petroleum, owned an approximate 13% interest in RBE. During October 2005, we acquired the 13% interest in RBE from Mr. Ferrell for a purchase price of $1,750,000 and 250,000 shares of our common stock. Of the purchase price, $250,000 was paid during October 2005 and the balance of $1,500,000 was paid in January 2006 upon our completion of a financial audit relating to the operation of RBE by Reichmann Petroleum. In connection with this purchase, we became the managing member of RBE and operator of the 100% owned portion of the project.

During November 2005, we sold 200,000 investment units at a price of $10 per unit to Millenium Global Investments, Ltd. Each unit consisted of ten shares of our common stock and a thirty (30) month warrant to purchase four shares of our common stock at an exercise price of $1.70 per share. The Millenium warrants were restructured following our issuance of Secured Convertible Debentures in January 2006. In connection with the restructuring, Millenium surrendered warrants to purchase 800,000 shares of our common stock at an exercise price of $1.70 per share, in exchange for warrants to purchase 2,000,000 shares of our common stock; of which 1,000,000 have an exercise price of $.9376 per share; 500,000 have an exercise price of $1.50 per share; and 500,000 have an exercise price of $2.00 per share.

On January 5, 2006, we sold Secured Convertible Debentures (the “January 2006 Debentures”) and five-year warrants to purchase up to 31,996,587 shares of our common stock (the “January 2006 Warrants”) for gross proceeds of $20,000,000 in a private placement transaction. The January 2006 Debentures have an aggregate principal amount of $20,000,000, bear interest at 7.5% per annum, and have a maturity date on the third anniversary of their issuance, subject to the right of the holders to extend the maturity date for a period of up to three years. Interest payments commenced on a quarterly basis during June 2006, with principal payments due in twenty-four equal monthly installments commencing in January 2007. Under limited circumstances, interest and principal payments may be made in shares of our common stock priced at an agreed upon discount to market. The January 2006 Debentures are convertible into 21,331,085 shares of our common stock at an initial conversion price of approximately $0.9376 per share, subject to full-ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the January 2006 Debentures, upon payment of certain additional warrants. The Company’s obligations under the January 2006 Debentures are secured by a security interest in all of the Company’s assets. Of the January 2006 Warrants, 21,331,059 had an initial exercise price of $0.9376 per share, 5,332,764 had an initial exercise price of $1.50 per share, and the remaining 5,332,764 had an initial exercise price of $2.00 per share. The exercise prices of the January 2006 Warrants are also subject to full ratchet anti-dilution adjustments which reduce the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the January 2006 Warrants, the number of shares issuable upon exercise of the January 2006 Warrants will be correspondingly adjusted.

To comply with the terms of a registration rights agreement we entered into in connection with the sale of January 2006 Debentures and January 2006 Warrants we secured effectiveness of a registration statement filed with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to those securities. The registration statement must remain effective for a predetermined period subject to certain “grace periods”. If we fail to maintain the effectiveness of the registration statement, we will be required to pay liquidated damages of two percent of the aggregate purchase price of the January 2006 Debentures on the date of such failure and on every 30th day thereafter until such failure is cured.

On June 21, 2006, we sold additional Secured Convertible Debentures (the “June 2006 Debentures”) and five year warrants to purchase 18,664,676 shares of our common stock (the “June 2006 Warrants”) for gross proceeds of $10,000,000 in a private placement transaction. The June 2006 Debentures have an aggregate principal amount of $10,000,000, bear interest at 9.75% per annum, and have a maturity date of June 21, 2007, subject to the right of the holders to extend the date for the payment of any installment of principal for a period of up to two years. Interest payments were scheduled to commence on a monthly basis on November 1, 2006, with principal payments due in equal monthly installments commencing on November 1, 2006 until June 21, 2007. Under limited circumstances, interest and principal payments may be made in shares of our common stock at an agreed upon discount to market. The June 2006 Debentures are convertible into 10,665,529 shares of our common stock at an initial conversion price of $0.9376 per share, subject to full ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the June 2006 Debentures upon payment of certain additional warrants. The Company’s obligations under the June 2006 Debentures are secured by a security interest in all of the Company’s assets. The June 2006 Warrants had an initial exercise price of $0.9376 per share, subject to full ratchet anti-dilution adjustments which reduce the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the June 2006 Warrants, the number of shares issuable upon exercise of the June 2006 Warrants will be correspondently adjusted.

To comply with the terms of a registration rights agreement we entered into in connection with the sale of the June 2006 Debentures and June 2006 Warrants, we filed a registration statement with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to those securities. We are required to cause that registration statement to become effective by January 30, 2007. The registration statement must remain effective for a predetermined period subject to certain “grace periods”. If we fail to meet the deadline for the effectiveness or to maintain the effectiveness of the registration statement, we will be required to pay liquidated damages of two percent of the aggregate purchase price of the January 2006 Debentures on the date of such failure and on every 30th day thereafter until such failure is cured.

Our liquidity and capital resources continued to be affected by the following transactions that occurred during our fiscal year ending August 31, 2007.

On November 16, 2006, we sold additional Secured Convertible Debentures (the “November 2006 Debentures”) and five year warrants to purchase 13,500,000 shares of our common stock (the “November 2006 Warrants”) for gross proceeds of $6,000,000 in a private placement transaction. The November 2006 Debentures have an aggregate principal amount of $6,750,000, bear interest at 8% per annum, and have a maturity date of May 16, 2008, subject to the right of the holders to extend the date for the payment of any installment of principal for a period of up to two years. Interest on the November 2006 Debentures is payable monthly, commencing on June 1, 2007 (or, if earlier, on the first day of the calendar month following the date the registration statement covering the resale of the shares of common stock issuable pursuant to the November 2006 Debentures and November 2006 Warrants is declared effective), with principal payments due in equal monthly installments commencing on that date until May 16, 2008. Under limited circumstances, interest and principal payments may be made in shares of our common stock at an agreed upon discount to market. The November 2006 Debentures are convertible into 8,437,500 shares of our common stock at an initial conversion price of $0.80 per share, subject to full ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the November 2006 Debentures, upon payment of certain additional warrants. The Company’s obligations under the November 2006 Debentures are secured by a security interest in all of the Company’s assets. The November 2006 Warrants have an initial exercise price of $0.20 per share, subject to full ratchet anti-dilution adjustments which reduces the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the November 2006 Warrants, the number of shares issuable upon exercise of the November 2006 Warrants will be correspondently adjusted. The terms of the June 2006 Debentures and the November 2006 Debentures incorporate a prepayment penalty of $7.5 million that is due upon the sale of our Barnett Shale property.

The terms of the Secured Convertible Debentures require that we use our best efforts to obtain a bona fide offer or offers to sell our Barnett Shale property by December 31, 2006 and to complete the sale of the Barnett Shale property by February 28, 2007 for a purchase price equal to its fair market value. The proceeds from the sale of our Barnett Shale property will be applied towards the amounts we owe under our outstanding Secured Convertible Debentures, plus a $7.5 million prepayment penalty. Thus, to the extent sales proceeds are less than $44,250,000, we will continue to owe money on our Secured Convertible Debentures. However, following a sale of our Barnett Shale property, we will not likely have the capital resources to repay such amounts in the absence of a material new financing transaction, as to which we can offer no assurances. Neither can we offer any assurances that a sale of the Barnett Shale property will yield a sales price of $44,250,000 or more. Furthermore, if the cash consideration to be received in any such sale is less than $35 million, the consent of the holders of a majority of the outstanding principal amount of the Secured Convertible Debentures is required. If the Company has not received a bona fide offer for the sale of the Barnett Shale property or sold the Barnett Shale property on or prior to the applicable deadline, the holders of the Secured Convertible Debentures have the right to have the outstanding principal amount of the Secured Convertible Debentures redeemed, plus accrued and unpaid interest.

As a result of our issuance of the issuance of the additional Secured Convertible Debentures and Warrants in June and November 2006, the exercise price of the January 2006 Warrants and June 2006 Warrants has been reduced to $0.20 per share and an additional 13,741,334 shares are issuable upon exercise of those warrants. The holders of the January 2006 Debentures and June 2006 Debentures have waived any anti-dilution adjustment to the conversion price of those debentures that would have otherwise resulted from the issuance of the Secured Convertible Debentures and Warrants in June and November 2006. In addition, the holders of the January 2006 Debentures and June 2006 Debentures have agreed to the deferral of the payments of the principal of, and interest on, those debentures until the earliest to occur of (1) the date of the closing of the Barnett Shale property sale, (2) February 28, 2007, or (3) December 31, 2006, in the event we have not obtained a bona fide to purchase the Barnett Shale property from an unaffiliated third party by that date.

During fiscal 2006, we issued 423,551 registered shares of our common stock as an interest payment to the holders of the January 2006 Debentures. These shares were issued in lieu of a cash payment of $373,548 that would have otherwise been paid as interest.

Our liquidity and capital resource position will continue to be adversely affected as two of our project partners have not paid their allocable project costs in an aggregate amount of approximately $5.2 million, of which approximately $1.6 million is due from a Barnett Shale partner, and approximately $3.6 million is due from our 45% Fayetteville Shale partner. While we will likely recover the balance owed by our Barnett Shale partner upon a sale of that project, we have no such short-term recourse in the case of our Fayetteville Shale partner. In the Fayetteville Shale project, our 45% partner is an early stage public company that has recently experienced significant solvency issues. Until it is able to secure additional funding, if at all, this partner will not have sufficient capital resources to fund its portion of our Fayetteville project costs. Until this partner is able to fund its past due payments, we will not be able to continue development of the Fayetteville Shale project. If this continues for more than the short-term, it may result in the loss of leases and financial penalties for not timely drilling wells. However, under the operating agreement with our partners, we have the right to foreclose upon their interests in the project if they do not pay their proportionate share of project costs. We are presently evaluating our alternatives for this project.

Our short-term plan of operations is to conduct the sale of our Barnett Shale property, as we are required to do so under the terms of our Secured Convertible Debentures, and as it is our only asset with sufficient near-term market value which, upon sale, would enable us to retire a significant portion of our Secured Convertible Debentures. Proceeds from our sale of the November 2006 Debentures provided sufficient funds on a net basis to allow us to satisfy a significant portion of our trade payables and fund our continued operations until the sale of our Barnett Shale property is concluded. However, pending a sale of the Barnett Shale property, our current capital resources will not be sufficient to sustain our operations for more than the short-term, or to fund the development of any of our other projects, or commence the development of any new projects. In light of our current limited capital, we are also attempting to sell our Whitewater project in Colorado, rather than participate in further drilling efforts to delineate the total potential of that play.

Until the sale of our Barnett Shale property is completed, if at all, we can offer no assurances as to the ultimate sales proceeds likely to be realized through that process. The forced obligation to sell the project by a date certain, could itself have a depressive effect upon the likely sales proceeds. To the extent the sales proceeds are less than $44,250,000, plus accrued interest, we will remain obligated to pay off the balance of our Secured Convertible Debentures over time. However, in the absence of securing additional financing proceeds, we will not have the available capital resources to do so. Furthermore, if the proceeds from the sale are less than $35 million, we will need to obtain the consent of the holders of the Secured Convertible Debentures for the sale.

As we work towards the sale of the Barnett Shale property, we intend to examine alternative methods by which we can recapitalize and refinance the Company. As most, if not all, of the proceeds from a sale of our Barnett Shale interests will be applied towards the retirement of our outstanding Secured Convertible Debentures, we will need to secure additional financing thereafter to fund our continued plan of operations. This includes the continued development of our Fayetteville Shale project (if interim evaluation demonstrates the appropriate value proposition), as well as locating and acquiring additional exploration opportunities and development projects with existing production. If we can recapitalize and refinance the Company, plan to acquire new properties from major companies or independent companies seeking to divest non-core assets. These new opportunities would be designed to provide cash flow to the Company sufficient to support our corporate overhead and develop a diversified portfolio of exploration and production properties. We also believe that we may be able to secure less capital intensive development and exploration projects where the experience and industry track record of our management team is utilized to enhance the value of an existing asset base. Since we will not have conventional financing facilities available to us in the near term, we may also seek opportunities in properties or companies that are distressed and where the management capabilities of the Maverick team can be utilized to enhance the value of the properties.

Whether before, after, or in conjunction with, the sale of the Barnett Shale property, we will need to secure sufficient financing within the short-term to fund the future growth, exploration and development activities associated with our longer-term plan of operations. This may take the form of either debt-based financing, or sale of equity securities. Any sale of equity securities would require us to complete an amendment to our corporate charter (to increase the number of shares of capital stock available for issuance). If, within the short-term, we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we will not be able to maintain our operations as a going concern.

Our future liquidity will be adversely affected if we are unable to sell our Barnett Shale property for a price that enables us to retire all, or a substantial portion, of our Secured Convertible Debentures. Our future liquidity will also be adversely affected if we are unable to secure additional financing on terms satisfactory to us. The scaling-back of our activities within the Fayetteville Shale play could also have an adverse effect on our liquidity. In conjunction with securing a drilling rig for our Fayetteville Shale program, we agreed to a two-year commitment to the drilling company. Currently, the rig has been reassigned to another operator. However, if the rig does not remain in use, we could be liable for rental fees of $16,600 per day (subject to contribution by our partners for their 55% pro rata interest in the project) through January 31, 2008, the remainder of the original commitment term. Given the demand for drilling rigs in this prospect we are optimistic that significant fees will not be incurred. In addition, certain leases in our Fayetteville Shale project require us to conduct additional drilling prior to the end of 2007. If these drilling obligations are not met or renegotiated we could be obligated to pay total penalties of up to $3,000,000 to the landowners under those leases (subject to contribution by our partners for their 55% pro rata interest in the project). We may also be obligated to acquire certain additional leasehold acreage within the project area. As our Fayetteville Shale project is being scaled back for a more measured evaluation of the play, we will seek to renegotiate the terms of these arrangements to mitigate the financial obligations of the Company.

We will be seeking industry participants to earn an interest in our Fayetteville Shale project by paying capital for reimbursement of some of the acreage costs and funding further testing of our existing well bores and drilling additional wells. It is anticipated, if we find this partner, that the initial stages of further testing in the Fayetteville Shale project will not require significant capital from the Company. As we add new projects or successfully complete the further testing of areas within the Fayetteville Shale project, we will require additional funding which we intend to seek using debt and equity sources as appropriate.

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

ITEM 7A. QUANITITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Rating Risk

As of August 31, 2006, we had approximately $2.2 million in cash and cash equivalents, and short term investments. At August 31, 2006, approximately $1.4 million was held in our operating accounts to be used for general corporate purposes, and $0.8 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities. Based on sensitivity analyses performed on the financial instruments held as of August 31, 2006, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk

Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended August 31, 2006, a 10% fluctuation in the prices for natural gas and oil production would have had less than an approximate $0.1 million impact on our revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Maverick Oil and Gas, Inc., including the notes thereto and the report of the independent accountants thereon, commence at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Malone & Bailey, PC completed the audit of our consolidated financial statements for the years ended August 31, 2004, August 31, 2005 and August 31, 2006. We had no disagreements with Malone & Bailey, PC (“Malone”) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Morgan & Company (“Morgan”) completed the audit of our consolidated financial statements for the years ended August 31, 2003 and 2002. On December 13, 2004, we dismissed Morgan as our independent accounting firm and we engaged Malone as our independent accounting firm. The reports of Morgan on our financial statements for the years ended August 31, 2003 and August 31, 2002 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that each report was modified to indicate that there was substantial doubt about our ability to continue as a going concern. The decision to terminate Morgan and the decision to retain Malone were both unanimously approved by our board of directors.

During the periods covered by the reports of Morgan, and the subsequent interim period through December 13, 2004, the Company had no disagreements with Morgan, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Morgan, would have caused Morgan to make reference to the subject matter of the disagreement in connection with its reports.

Morgan has confirmed that they did not have any disputes or disagreements with our management regarding accounting principles or practices, financial disclosure or auditing scope of procedures.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is certain information regarding our directors and executive officers.

Name	Age	Position Held
James A. Watt	56	Chief Executive Officer and Director
John A. Ruddy	59	Chief Financial Officer
Lance E. Johnson	60	Director
David Preng	60	Director
Andrej Rucigaj	42	Director
Matthew Fitzgerald	49	Director

Mr. Watt has served as our Chairman and Chief Executive Officer since August 2, 2006. Mr. Watt served as Chairman and Chief Executive Officer of Remington Oil and Gas Corp. from 1997 through 2006, when Remington was acquired by Helix Energy Solutions Group, Inc. Prior to joining Remington, from 1993 − 1997, Mr. Watt served as Vice President/Exploration of Seagull E& P, Inc., and from 1991 − 1993, he served as Vice President/Exploration and Exploitation of Nerco Oil and Gas. Mr. Watt received a B. S. in Physics from Rensselaer Polytechnic Institute in 1971.

John A. Ruddy has served as our Chief Financial Officer since March 2005. Mr. Ruddy has 28 years of experience in the oil and gas industry. From October 2003 until March 2005 he served as Chief Financial Officer of Hurricane Energy, LLC. From December 1996 to September 2003, Mr. Ruddy was the Chief Financial Officer of the Sunoco Marketing Division. From 1993 to 1996, he was the Chief Financial Officer for Sunoco’s International Exploration and Production division. Mr. Ruddy spent 25 years with Sunoco, Inc., the largest independent refining and marketing company in the U.S. Mr. Ruddy has extensive experience in acquisitions and divestments in both the upstream and downstream areas, having participated in transactions valued in excess of $1.5 billion during his career.

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

David Preng joined our Board of Directors on September 28, 2005. Mr. Preng has served as Chief Executive Officer and President of Preng and Associates since 1980. Preng and Associates is an international executive search firm specializing in placements within the oil and gas industry. Mr. Preng served on the Board of Directors of Remington Oil and Gas, Inc., a publicly held oil and gas company, from April 29, 1997 through its sale on July 1, 2006. Mr. Preng is a member of the National Association of Corporate Directors - Houston Chapter, Community National Bank, and the International Advisory Board of Texas A&M University. He is also a Fellow for the Institute of Directors. He holds a B. S. in Business Administration from Marquette University and a Masters Degree in Business Administration from DePaul University.

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

Matthew Fitzgerald joined our Board of Directors on January 27, 2006. Mr. Fitzgerald has been the Senior Vice President and Chief Financial Officer of Grant Prideco, Inc. since January 2004. Grant Prideco, Inc. is the world leader in drill stem technology development and drill pipe manufacturing, sales and service, a global leader in drill bit technology, manufacturing, sales and service, and a leading provider of high-performance engineered connections and premium tubular products and services. Prior to his current position with Grant Prideco, Inc., Mr. Fitzgerald served as Executive Vice President, Chief Financial Officer, and Treasurer of Veritas DGC, beginning in March 2001. Mr. Fitzgerald was employed by BJ Services Company from 1989 to 2001, where he served as Vice President and Controller from 1998 to 2001 and as Controller beginning in 1989. From 1988 to 1989, Mr. Fitzgerald was the Corporate Audit Director for Baker Hughes, Inc. Mr. Fitzgerald also was a senior manager with the accounting firm of Ernst & Whinney.

Directors’ Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Our employment agreement with Mr. Watt requires that he also hold the position of Chairman of our Board of Directors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Audit Committee of the Board of Directors

The Audit Committee of the Board of Directors is responsible for monitoring the integrity of the Company’s financial reporting standards and practices and its financial statements, overseeing the Company’s compliance with ethics and compliance policies and legal and regulatory requirements, and selecting, compensating, overseeing, and evaluating the Company’s independent auditors. The members of the Audit Committee are Matthew Fitzgerald, Lance E. Johnson and Andrej Rucigaj. Each of these Audit Committee members is independent as defined in the listing standards of the American Stock Exchange and the rules of the Securities and Exchange Commission. Matthew Fitzgerald is the Chairman of the Audit Committee. The Board has determined that Mr. Fitzgerald is an “audit committee financial expert,” as that term is defined in the rules of the Securities and Exchange Commission.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish to us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during fiscal 2006 all reporting persons timely complied with all filing requirements applicable to them, except for the following.

Line Trust Corporation Limited, The Atkiva Diversified Trust, and AltaFin, B.V. filed one Form 3 after the date such form was required to be filed. M.V. Oil and Gas Company, the beneficial owner of 19% of our outstanding Common Stock, has failed to file a Form 3. James A. Watt filed a Form 5 after the date it was required to be filed.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid or accrued for the three fiscal years ended August 31, 2006 to or for the benefit of our Chief Executive Officer and our four most highly compensated executive officers and employees whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position		Salary		Bonus	Restricted Stock Awards	Number of Options		All Other Compensation(1)
James A. Watt, Chief Executive Officer	2006	$19,872		—	$750,000(2)	7,500,000	(3)	—
A. Ruddy, Chief Financial Officer	2006	$268,745		$80,000	$65,600(4)	—		—
	2005	$102,572		—	—	1,230,000	(5)	—
Stephen M. Cohen, Director of Legal Affairs/Corporate Counsel	2006	$40,000	(6)	—	$104,000(7)	500,000	(8)	—
V. Ray Harlow, former Chief Executive Officer	2006	$343,750		$100,000	$82,000(9)	492,000	(10)	$306,926
	2005	$143,375		—	—	—		—
James M. Parrish, former Executive Vice President	2006	$193,750		$100,000	$49,200(9)	492,000	(10)	$47,808
	2005	$47,077		—	—	—		$7,578	(13)

(1) During the periods reflected, certain of the officers and noted employees named in this table received perquisites and other personal benefits not reflected in the amounts of their respective annual salaries or bonuses. The dollar amount of these benefits did not, for any individual in any year, exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for that individual in any year, unless otherwise noted.

(2) Represents the market value on the date of grant an award of 1,000,000 shares of restricted stock. These shares vest in five equal annual increments commencing on August 2, 2007, provided that Mr. Watt remains continually employed by us through the vesting dates. In the event that Mr. Watt’s employment is terminated as a result of his death or disability, we terminate his employment other than for cause, or Mr. Watt terminates his employment for good reason, the restricted shares shall vest in 60 equal monthly installments commencing on August 2, 2006.

(3) In an employment agreement dated August 2, 2006, we agreed to grant Mr. Watt options to purchase 7,500,000 shares of our common stock at an exercise price of $0.75 per share.

(4) Represents the market value on the date of grant of an award of 80,000 shares of restricted stock. One third of the restricted shares vest on each of the first three anniversaries of the date of grant.

(5) Represents stock options with an exercise price of $2.395 per share. They vested 20% on March 10, 2006, the first anniversary of the date of grant, and will vest 20% on each subsequent anniversary of the date of grant.

(6) Represents the salary paid to Mr. Cohen after July 10, 2006, the date he became our Director of Legal Affairs/Corporate Counsel. Prior to that date, Mr. Cohen had been an outside legal advisor to the Company since fiscal 2005.

(7) Represents the market value on the date of grant of 100,000 shares of restricted stock issued to Mr. Cohen. Those shares were immediately vested on the date of grant.

(8) In an employment agreement dated July 10, 2006, we agreed to grant Mr. Cohen options to purchase 500,000 shares of our common stock at an exercise price of $1.04 per share.

(9) Represents restricted stock awards granted to these former officers when they were employed by us as follows: Mr. Harlow, 100,000 shares and Mr. Parish, 60,000 shares. As a result of severance agreements we entered into with these former officers, all of these restricted shares have vested.

(10) Represents stock options with an exercise price of $2.395 per share. Options to purchase 1,230,000 shares were initially granted to these former officers, 246,000 of which vested on March 10, 2006 and 246,000 of which we agreed to vest in connection with the severance of their employment. The remainder of the options originally granted to these former officers has terminated.

Description of Employment Arrangements

On August 2, 2006, we entered into an employment agreement with James A. Watt, our Chairman and Chief Executive Officer. This agreement has a five-year term and requires us to pay Mr. Watt a minimum base annual salary of $250,000, with a discretionary bonus opportunity of up to 200% of his base salary. Mr. Watt’s base salary is subject to increase after his first year of employment to that level determined by our Compensation Committee to reflect the approximate median of executive salaries within our peer group. Under this agreement, we granted Mr. Watt 1,000,000 shares of our restricted common stock and agreed to issue to Mr. Watt options to purchase 7,500,000 shares of our common stock at an exercise price of $.75 per share. The restricted shares and options each vest in equal installments on the first five anniversaries of Mr. Watt’s date of employment. If we terminate Mr. Watt’s employment without cause (as defined in the agreement) or by reason of his death or disability, we are required to make certain salary continuation and/or severance payments to Mr. Watt, including a continuation of fringe benefits and acceleration of certain vesting periods associated with his options and restricted stock.

On March 9, 2005, we entered into an employment agreement with John A. Ruddy, our Chief Financial Officer. This agreement has a five-year term and requires us to pay Mr. Ruddy a base annual salary of $215,000. Under this agreement, we granted Mr. Ruddy an option to purchase up to 1,230,000 shares of our common stock at an exercise price of $2.395 per share, vesting in equal installments on each of the first five anniversaries of the date of his employment agreement. If we terminate Mr. Ruddy’s employment without cause (as defined in the agreement) or by reason of his death or disability, we are required to pay Mr. Ruddy his base salary and benefits, not including additional compensation, for a period of six months from the effective date of termination or until the term of the agreement expires, whichever period is shorter, and the options we granted Mr. Ruddy in the agreement will continue to vest through this severance period.

On July 10, 2006, we entered into an employment agreement with Stephen Cohen in a non-executive capacity as our Director of Legal Affairs/Corporate Counsel. The agreement requires us to pay Mr. Cohen a base annual salary of $240,000, plus entitles him to participate in an annual bonus program with a target of 50% of base salary. Under this agreement, we agreed to grant Mr. Cohen an option to purchase 500,000 shares of our common stock at an exercise price of $1.04 per share, vesting in equal installments on each of the first five anniversaries of his date of employment. We also granted Mr. Cohen 100,000 restricted shares subject to immediate vesting. If we terminate Mr. Cohen’s employment other than “For Cause”, or by reason of his death or disability, or if Mr. Cohen terminates for “Good Reason”, Mr. Cohen shall be entitled to continuation of his salary and benefits for a period of twelve months from the date of such termination. Plus, Mr. Cohen is entitled to 24 months of accelerated vesting under his stock options. If termination follows a “Change of Control”, the salary continuation period becomes 24 months. In the event of a “Change of Control”, all of Mr. Cohen’s stock options shall immediately vest.

On August 2, 2006, we entered into a Separation Agreement with our former Chief Executive Officer, V. Ray Harlow. Under the terms of the Separation Agreement, we provided Mr. Harlow with a lump sum severance equal to six months’ pay and, engaged him as a consultant for thirty days from his date of separation. We also agreed to continue his employee benefits until December 31, 2006 and accelerate the vesting of certain options and restricted shares. Under the Separation Agreement, we have executed mutual releases with Mr. Harlow.

On September 5, 2006, but effective on August 7, 2006, we entered into a Separation Agreement with our former Executive Vice-President, James Parrish. Under the terms of the Separation Agreement, we have agreed to provide Mr. Parrish with, a continuation of his base salary and employee benefits for a period of six months from his date of separation and accelerate the vesting of certain options and restricted shares. Under the separation agreement we have executed mutual release with Mr. Parrish.

Change in Control Arrangements

If the Company’s Stock Incentive Plan is terminated as a result of or following a “Change in Control,” as that term is defined in the Stock Incentive Plan, all participants in the Stock Incentive Plan are credited with an additional six months of service for vesting purposes. Messrs. Watt, Cohen, Ruddy, Harlow and Parrish hold options and restricted shares under the Stock Incentive Plan.

If within 6 months following a “Change of Control”, Mr. Watt’s employment agreement is terminated by the Company other than “For Cause”, or is terminated by Mr. Watt for “Good Reason”, as those terms are defined in Mr. Watt’s employment agreement with the Company, then the Company shall be obligated to pay Mr. Watt a cash amount equal to 2.99 times the sum of (i) Mr. Watt’s then current base salary; plus (ii) the amount of annual bonus received, or entitled to be received, for the immediately preceding year. Also, the Company shall continue to provide Mr. Watt with all fringe benefits for a one year period following such termination, and any options and restricted shares held by Mr. Watt which were not fully vested on the date of his termination, shall vest and become immediately exercisable upon the date of such termination.

If within 6 months following a change of control, Mr. Cohen’s employment agreement is terminated by the Company, other than for cause, or is terminated by Mr. Cohen for good reason, then Mr. Cohen is entitled to continuation of his salary and benefits for a period of 24 months. In any event upon a change in control, the stock options awarded to Mr. Cohen shall immediately vest.

Directors’ Compensation

Non-employee directors are paid $8,750 per quarter, provided such director has attended in person or by telephone at least 75% of meetings held during the quarter, and a fee of $1,250 for each Board meeting attended in person or telephonically. Upon joining our Board of Directors, each non-employee director received an award of options to purchase 80,000 shares of our common stock with an exercise price equal to the closing price of our common stock on the trading day prior to the date of grant. One half of each director’s options will vest upon the completion of one year of such director’s Board service and the remaining one half will vest upon the completion of two years of Board service.

Stock Options

The following table sets forth information on option grants in fiscal 2006 to the named executive officers and other named employee.

Option Grants in Last Fiscal Year

Name	Number of Options Granted		% of Total Options Granted to Employees in Fiscal-Year	Exercise Price	Market Price on Date of Grant	Expiration Date
James A. Watt	7,500,000	(1)	93.75%	$0.75	$0.75	8/2/2016
Stephen M. Cohen	500,000	(2)	6.25%	$1.04	$1.04	7/10/2016

(1) In an employment agreement dated August 2, 2006, we agreed to grant Mr. Watt options to purchase 7,500,000 shares of our common stock at an exercise price of $0.75 per share. We have agreed that these options will vest 20% on August 2, 2007, the first anniversary of the date of Mr. Watt’s employment agreement, and 20% on each subsequent anniversary of that date.

(2) In an employment agreement dated July 10, 2006, we agreed to grant Mr. Cohen options to purchase 500,000 shares of our common stock at an exercise price of $1.04 per share. We have agreed that these options will vest in five equal annual increments commencing as of July 10, 2007.

Fiscal Year End Option Values

			Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End
	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James A. Watt	—	—	—	7,500,000	$—	$—
John A. Ruddy	—	—	246,000	984,000	—	—
Stephen M. Cohen	—	—	—	500,000	—	—
V. Ray Harlow	—	—	492,000	—	—	—
James M. Parrish	—	—	492,000	—	—	—

Outstanding Stock Options

The Stock Incentive Plan covers 15,000,000 shares of common stock. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 of the Code. In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

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

In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 450,000 shares of common stock. Options granted under the plan have been granted subject to 20% annual vesting over a period of five years, contingent on continued service with our company. The following schedule identifies the vesting schedule associated with all our outstanding options as of August 31, 2006:

	Plan	Non-Plan	Total
Vested as of 8/31/05	—	450,000	450,000
Vested as of 8/31/06	1,374,000	—	1,374,000
To vest in Fiscal Year 2007	2,030,000	—	2,030,000
To vest in Fiscal Year 2008	1,910,000	—	1,910,000
To vest in Fiscal Year 2009	1,870,000	—	1,870,000
To vest in Fiscal Year 2010	1,870,000	—	1,870,000
To vest in Fiscal Year 2011	1,600,000	—	1,600,000

	10,654,000	450,000	11,104,000

These options were outstanding as of August 31, 2006 at the following exercise prices:

Number of Options
Plan	Non-Plan	Total	Range of Exercise Prices
7,500,000	—	7,500,000	$.75
320,000	450,000	770,000	$1.00 - $1.50
500,000	—	500,000	$1.04
120,000	—	120,000	$1.50 - $2.00
2,214,000	—	2,214,000	$2.00 - $2.50

10,654,000	450,000	11,104,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates how many shares of our common stock were beneficially owned as of December 5, 2006, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options and warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned of 103,203,360 shares outstanding on December 5, 2006, and added shares that may be acquired within 60 days to the number of other shares that the person owns as well as to the number of shares outstanding. The address of each of the directors and executive officers listed below is c/o Maverick Oil and Gas, Inc., 16415 Addison Road, Suite 850, Addison, Texas 75001.

Name and Address	Number of Shares Beneficially Owned		Percent of Class
James A. Watt	0	(1)	0
John A. Ruddy	1,416,000	(2)	1.4%
Lance E. Johnson	103,948	(3)	*
David Preng	40,300	(4)	*
Andrej Rucigaj	0	(5)	0
Matthew Fitzgerald	0	(5)	0
Line Trust Corporation Limited 57/63 Line Wall Road P.O. Box 199 Gibraltar	31,734,500	(6)	29.1%
M.V. Oil and Gas Company Box 751 Providenciales Turks & Caicos	19,000,000	(7)	19.1%
Millenium Global High Yield Fund Limited 64 St. James Street London SW1A 1NF UK	11,250,000	(8)	10.9%
All officers and directors as a group (6 persons)	1,560,248		1.5%

(*) Less than 1%

(1) Does not include: (i) 7,500,000 shares issuable upon exercise of stock options that we agreed to grant to Mr. Watt under our Stock Incentive Plan during August 2006, but are not currently exercisable; and (ii) 1,000,000 shares of restricted stock that were granted under our Stock Incentive Plan during August 2006; each of which vest in one-fifth annual increments commencing August 2007.

(2) Includes 1,170,000 shares. Also includes 246,000 shares issuable upon exercise of stock options granted during March 2005 that are currently exercisable. Does not include: (i) 984,000 shares issuable upon exercise of stock options granted during March 2005 that are not currently exercisable; and (ii) 80,000 shares of restricted stock that were granted under our Stock Incentive Plan during February 2006, and vest in one-third annual increments commencing February 2007.

(3) Includes options to purchase 40,000 shares of our common stock at an exercise price of $1.22 per share, which vest on August 10, 2006. Does not include options to purchase 40,000 shares of our common stock at an exercise price of $1.22 per share, which vest on August 10, 2007 provided the named director remains on our Board of Directors through such vesting date.

(4) Includes options to purchase 40,000 shares of our common stock at an exercise price of $1.02 per share, which vested on September 26, 2006. Does not include options to purchase 40,000 shares of our common stock at an exercise price of $1.02 per share, which vest on September 26, 2007, provided the named director remains on our Board of Directors through such vesting dates.

(5) Does not include options to purchase 80,000 shares of our common stock at an exercise price of $1.39 per share, fifty (50%) percent of which vest on February 3, 2007 and fifty (50%) percent of which vest on February 3, 2008, provided the named director remains on our Board of Directors through such vesting dates.

(6) Line Trust Corporation Limited (“Line Trust”), The Aktiva Diversified Trust (“Aktiva”), and AltaFin, BV (“AltaFin”) have filed a Schedule 13D (the “Schedule 13D”) as members of a “group” (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) with respect to these shares. Aktiva has the beneficial ownership of 27,000,000 of these shares (including 9,000,000 shares issuable upon the exercise of warrants) and AltaFin has the beneficial ownership of 4,734,500 of these shares (including 1,000,000 shares issuable upon the exercise of warrants). Line Trust is the independent sole trustee of Aktiva. Line Trust is also the independent sole trustee of a trust that owns all of the stock of AltaFin and of a trust that directly or indirectly holds all of the shares of AltaFin’s corporate managing director. Line Trust has disclaimed beneficial ownership of these shares, except to the extent of any indirect pecuniary interest therein. The foregoing information is based upon the Schedule 13D. The class of beneficiaries of the trusts described in this note currently includes Darko Horvat and his family members.

(7) Based upon information provided to us, we have been advised that these shares are beneficially owned indirectly by David Stevenson, c/o KDS Capital, 53 Davies Street, Mayfair, London W1K 5JH, U.K.

(8) Includes 3,500,000 shares issuable upon exercise of currently exercisable warrants. Millenium Global Investments Limited is the investment manager of Millenium Global High Yield Fund Limited, and as such has shared voting and dispositive power over the securities owned with Joseph Strubel, portfolio manager of Millenium Global High Yield Fund Limited. Other than the investments of Millenium Global High Yield Fund Limited in the Company’s securities, Millenium has not had any material relationship with the Company within the past three years.

The foregoing table does not include additional shares of common stock that may in the future be issuable to each of the two holders of our Secured Convertible Debentures upon conversion of their Secured Convertible Debentures and/or exercise of their associated Debenture Warrants. The terms of their separate agreements with the Company prohibit each of them from converting their Secured Convertible Debentures and/or exercising their Debenture Warrants to the extent that conversion and/or exercise would otherwise result in either of them beneficially owning more than 4.99% of our shares. However, since either holder can increase or waive such percentage limitation on more than 60 days notice, it is possible that following such notice, either or both of such holders could beneficially own more than 5% of our shares. Without regard to such percentage limitation, we may in the future be caused to issue up to 95 million shares to one of our holders of Secured Convertible Debentures, and up to 32 million shares to the other holder of our Secured Convertible Debentures.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 2, 2006, we entered into a Separation Agreement with our former Chief Executive Officer, V. Ray Harlow. Under the terms of the Separation Agreement, we provided Mr. Harlow with a lump sum severance equal to six months’ pay and, engaged him as a consultant for thirty days from his date of separation. We also agreed to continue his employee benefits until December 31, 2006 and accelerate the vesting of certain options and restricted shares. Under the Separation Agreement, we have executed mutual releases with Mr. Harlow.

On September 5, 2006, but effective on August 7, 2006, we entered into a Separation Agreement with our former Executive Vice-President, James Parrish. Under the terms of the Separation Agreement, we have agreed to provide Mr. Parrish with, a continuation of his base salary and employee benefits for a period of six months from his date of separation and accelerate the vesting of certain options and restricted shares. Under the separation agreement we have executed mutual release with Mr. Parrish.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal years ended August 31, 2006 and 2005 and fees billed for other services rendered by it during those periods.

	2006	2005
Audit Fees:	$125,235	$95,490
All Other Fees:	28,185	0

Total:	$153,420	$95,490

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

      (a) Exhibits

Exhibit Number	Description
2.1	Plan and Agreement of Merger between the Registrant and Waterloo Ventures, Inc. (2)
2.2	LLC Interest Purchase Agreement dated March 9, 2005 between the Registrant and the Members of Hurricane Energy, LLC (3)
3.1	Articles of Incorporation(1)
3.2	Amended and Restated By-Laws (5)
3.3	Certificate of Amendment to the Articles of Incorporation (4)
3.4	Certificate of Amendment to the Articles of Incorporation dated August 7, 2006(11)
4.1	Securities Purchase Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (6)
4.2	12% Senior Secured Convertible Debenture of Maverick Oil and Gas, Inc. dated October 26, 2005(6)
4.3	Pledge of Stock Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (6)

4.4	Security Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (6)
4.5	Common Stock Purchase Warrant Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (6)
4.6	Letter Agreement dated between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. as of October 26, 2005, resulting in a modification to the Security Agreement (6)
4.7	Letter Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of November 15, 2005, resulting in a modification to the warrant granted to Trident (7)
10.1	RBE, LLC Operating Agreement, dated August 2, 2004(2)
10.2	Amendment to RBE, LLC Operating Agreement, dated August 8, 2004(2)
10.3	Amendment to RBE, LLC Operating Agreement, dated December 1, 2004(2)
10.4	Warrant Certificate between the Registrant and AltaFin B.V. dated August 2, 2004(2)
10.5	Warrant Certificate between the Registrant and Trident Growth Fund, L.P. dated July 31, 2004(2)
10.6	Interest Purchase Agreement between the Registrant and Ferrell RBE Holdings, LLC dated July 2004(2)
10.7	Interest Purchase Agreement between the Registrant and South Oil, Inc. dated July 2004(2)
10.8	Registration Rights Agreement dated March 9, 2005 between the Registrant and the Founders of Hurricane Energy, LLC (3)
10.9	Employment Agreement dated March 9, 2005 between the Registrant and V. Ray Harlow (3)
10.10	Employment Agreement dated March 9, 2005 between the Registrant and John A. Ruddy (3)
10.11	Employment Agreement dated March 9, 2005 between the Registrant and James Parrish (3)
10.12	The Registrant’s 2005 Stock Option Plan (7)
10.13	Form of Securities Purchase Agreement between Millenium Global High Yield Fund, Ltd. and Maverick Oil and Gas Inc., dated as of November 29, 2005(7)
10.14	Securities Purchase Agreement dated January 5, 2006 (relating to the sale of Secured Convertible Debentures and associated Warrants)(8)
10.15	Form of Secured Convertible Debenture dated January 5, 2006(8)
10.16	Form of Warrant dated January 5, 2006(8)
10.17	Form of Registration Rights Agreement dated January 5, 2006(8)
10.18	Form of Security Agreement dated January 5, 2006(8)
10.19	Securities Purchase Agreement dated June 21, 2006 (including relevant portions of accompanying schedules)(9)
10.20	Form of Secured Convertible Debenture dated June 21, 2006(9)
10.21	Form of Warrant dated June 21, 2006(9)
10.22	Form of Registration Rights Agreement dated June 21, 2006(9)
10.23	Form of Pledge and Security Agreement dated June 21, 2006(9)
10.24	Form of Escrow Agreement(9)
10.25	Form of Waiver Letter(9)
10.26	Separation Agreement dated August 2, 2006, between Maverick Oil and Gas, Inc. and V. Ray Harlow(10)
10.27	Separation Agreement dated September 8, 2006, between Maverick Oil and Gas, Inc. and James Parrish(12)

10.28	Employment Agreement dated August 2, 2006, between Maverick Oil and Gas, Inc. and James A. Watt(10)
10.29	Securities Purchase Agreement dated November 16, 2006 (including accompanying schedules)(13)
10.30	Form of Secured Convertible Debenture dated November 16, 2006(13)
10.31	Form of Warrant dated November 16, 2006(13)
10.32	Form of Registration Rights Agreement dated November 16, 2006(13)
10.33	Form of Pledge and Security Agreement dated November 16, 2006(13)
10.34	Form of Waiver Letter dated November 16, 2006(13)
10.35	Amendment to RBE, LLC Operating Agreement, effective as of June 21, 2006(14)
14.1	Code of Business Conduct and Ethics(7)
21.1	Subsidiaries of the Registrant (14)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(14)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(14)

(1) Incorporated by reference to our Registration Statement on Form SB-2 filed with the Commission on October 4, 2002.

(2) Incorporated by reference to our Annual Report on 10-KSB filed with the Commission on December 23, 2004.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 15, 2005.

(4) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 3, 2005.

(5) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 4, 2006.

(6) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 1, 2005. (7) Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on November 29, 2005. (8) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2006.

(9) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 23, 2006.

(10) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 7, 2006.

(11) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2006.

(12) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 8, 2006.

(13) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 20, 2006.

(14) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK OIL AND GAS, INC.

Date: December 11, 2006	/s/ James A. Watt James A. Watt Chief Executive Officer
Date: December 11, 2006	/s/ John Ruddy John Ruddy Chief Financial Officer and Principal Accounting Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors of Maverick Oil and Gas, Inc. hereby constitutes and appoints James A. Watt, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments to this Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James A. Watt James A. Watt	Chief Executive Officer	December 11, 2006
/s/ John Ruddy John Ruddy	Chief Financial Officer and Principal Accounting Officer	December 11, 2006
/s/ Lance E. Johnson Lance E. Johnson	Director	December 11, 2006
/s/ David Preng David Preng	Director	December 11, 2006
/s/ Matthew Fitzgerald Matthew Fitzgerald	Director	December 11, 2006
/s/ Andrej Rucigaj Andrej Rucigaj	Director	December 11, 2006

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Maverick Oil and Gas, Inc. and Subsidiaries

Addison, Texas

We have audited the accompanying consolidated balance sheets of Maverick Oil and Gas, Inc. and Subsidiaries as of August 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years then ended. These financial statements are the responsibility of Maverick’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maverick, as of August 31, 2006 and 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Maverick will continue as a going concern. As discussed in Note 3 to the financial statements, Maverick has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 1, 2006

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	August 31, 2006	August 31, 2005
Current Assets:
Cash	$2,212,007	$2,907,193
Accounts receivable	2,156,469	881,410
Prepaid expenses and advances to operators	71,771	161,472

Total Current Assets	4,440,247	3,950,075
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	1,969,818	1,685,366
Unproved properties not being amortized, net of impairment	21,724,881	—
Buildings, furniture and equipment, net of accumulated depreciation of $94,771 and $18,199	789,278	221,285

Total Property, Plant and Equipment, Net	24,483,977	1,906,651
Prepaid loan fees and other assets	2,969,902	432,619
Investment in limited partnership	—	962,199
Assets held for sale	9,004,201	9,820,019

Total Assets	$40,898,327	$17,071,563

Current Liabilities:
Payables and Accrued Expenses:
Accounts payable and accrued expenses	$8,069,833	$1,100,719
Liabilities of held for sale operations	411,350	1,971,748
Payables for oil and gas interests	355,842	353,265
Notes payable	—	48,451

Total Payables and Accrued Expenses	8,837,025	3,474,183
Short term Debt and Derivative Liability:
Short term secured convertible debenture, net of unamortized discount	1,633,580	—
Debt prepayment penalty	7,500,000	—
Current portion of long term debt, net of unamortized discount	655,787	—
Derivative liability	18,087,733	—

Total Short Term Debt and Derivative Liability	27,877,100	—

Total Current Liabilities	36,714,125	3,474,183
Long Term Liabilities:
Long term debt, net of unamortized discount	1,311,575	—
Asset retirement obligation	33,190	6,190

Total Long-Term Liabilities	1,344,765	6,190

Total Liabilities	38,058,890	3,480,373
Minority interest — assets held for sale	71,307	889,475
Stockholders’ Equity
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 260,000,000 shares at August 31, 2006 and 200,000,000 shares at August 31, 2005; 101,911,116 shares issued and outstanding at August 31, 2006 and 96,472,565 shares issued and outstanding at August 31, 2005	101,912	96,473
Additional paid-in capital	53,541,999	45,687,506
Deferred compensation	—	(3,735,956)
Accumulated deficit	(50,875,781)	(29,346,308)

Total Stockholders’ Equity	2,768,130	12,701,715

Total Liabilities and Stockholders’ Equity	$40,898,327	$17,071,563

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2006	2005	2004
Revenues	$2,500,489	$283,785	$—

Expenses:
Lease operating expenses	881,604	154,653	—
Exploration costs	1,488,339	4,739,630	7,038
Impairment of oil & gas properties	7,015,698	5,710,416	—
Loss on earnest money deposit	—	4,250,000	—
General and administrative	12,692,752	13,663,000	153,481
Depletion, depreciation and amortization	1,125,995	153,409	—

Total expenses	23,204,388	28,671,108	160,519
Gain on equity method investment	—	12,199	—

Loss from operations before other income (expenses)	(20,703,899)	(28,375,124)	(160,519)
Other income (expenses):
Interest income	100,729	37,873	—
Interest expense & discount amortization	(6,293,097)	(2,158,504)	—
Debt prepayment penalty accrual	(7,500,000)	—	—
Net change in fair value of derivatives	11,479,555	—	—

Total other income (expenses)	(2,212,813)	(2,120,631)	—

Loss from operations before minority interest	(22,916,712)	(30,495,755)	(160,519)
Minority interest	1,387,239	1,353,751	4,788

Net loss to common stockholders	$(21,529,473)	$(29,142,004)	$(155,731)

Basic and diluted loss per common share	$(0.22)	$(0.36)	$(0.00)

Basic and diluted weighted average common shares outstanding	98,312,289	80,741,335	58,678,904

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended August 31, 2006, 2005 and 2004

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders’ Equity
Balance at August 31, 2003	58,520,000	$58,520	$19,980	$(48,573)	—	$29,927
Issuance of common Stock for Cash at $1.00 per share, net of issuance costs of $155,731	2,000,000	2,000	1,898,000	—	—	1,900,000
Net Loss	—	—	—	(155,731)	—	(155,731)

Balance at August 31, 2004	60,520,000	60,520	1,917,980	(204,304)		1,774,196
Discount on convertible debentures, net of minority interest portion of $300,116	—	—	1,755,576	—	—	1,755,576
Common Stock issued for cash	28,535,000	28,535	25,454,756	—		25,483,291
Common Stock issued for services	125,000	125	198,625	—		198,750
Purchase of Hurricane Energy, LLC with Common Stock	4,500,000	4,500	11,785,500	—	(11,790,000)	—
Amortization of deferred compensation related to the purchase of Hurricane Energy, LLC	—	—	—	—	8,054,044	8,054,044
Warrants issued for the purchase of Hurricane Energy, LLC	—	—	957,747	—	—	957,747
Options issued for the purchase of Hurricane Energy, LLC	—	—	76,107	—	—	76,107
Conversion of DDH promissory note to Common Stock	942,565	943	999,057	—	—	1,000,000
Conversion of Trident note to Common Stock	1,850,000	1,850	1,848,150	—	—	1,850,000
Issuance of options for services	—	—	418,500	—	—	418,500
Issuance of warrants for services	—	—	275,508	—	—	275,508
Net loss	—	—	—	(29,142,004)	—	(29,142,004)

Balance at August 31, 2005	96,472,565	$96,473	$45,687,506	$(29,346,308)	$(3,735,956)	$12,701,715
Common Stock issued for purchase of additional interest in RBE, LLC	250,000	250	287,250	—	—	287,500
Millenium Equity Purchase agreement, Common stock and warrants issued for cash, net of placement fees of $140,000	2,000,000	2,000	1,858,000	—	—	1,860,000
Common stock issued for compensation	1,400,000	1,400	106,600	—	—	108,000
Common stock issued for services	1,365,000	1,365	1,974,470	—	—	1,975,835
Common stock issued for interest expense payment	423,551	424	373,548	—	—	373,972
SFAS 123 (R) Share based compensation amortization	—	—	1,188,898	—	3,735,956	4,924,854
Issuance of warrants for services	—	—	1,449,660	—	—	1,449,660
Discount amortization on repayment of Secured Convertible Debenture from Trident Growth Fund, LP	—	—	616,067	—		616,067
Net loss	—	—	—	(21,529,473)	—	(21,529,473)

Balance at August 31, 2006	101,911,116	$101,912	$53,541,999	$(50,875,781)	$—	$2,768,130

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(21,529,473)	$(29,142,004)	$(155,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	5,316,690	9,982,798	—
Minority interest	(1,387,239)	(1,353,751)	95,212
Gain on equity method investment	—	(12,199)	—
Change in fair value of derivatives	(11,479,555)	—	—
Interest expense & discount amortization	5,894,164	2,158,501	—
Debt prepayment penalty accrual	7,500,000	—	—
Depreciation, depletion and amortization	1,125,995	153,409	7,650
Impairment of oil and gas properties	7,015,698	5,710,416	—
Exploration costs	1,488,339	4,739,630	7,038
Loss on earnest money deposit	—	4,250,000	—
Changes in working capital:
Increase in accounts receivable	(1,657,265)	(881,410)	—
Increase in prepaid expenses, advances to operators and others	(153,269)	(825,077)	—
Increase in accounts payable and accrued expenses	4,904,992	2,912,935	90,796

Net cash provided (used in) operating activities	(2,960,923)	(2,306,752)	44,965
Cash Flows from Investing Activities:
Purchase of oil and gas properties	(27,726,404)	(19,209,009)	(3,121,344)
Purchase of office building and other	(542,698)	—	—
Purchase of furniture and equipment	(101,867)	(167,876)	—
Loss on earnest money deposit	—	(4,250,000)	—
Dividends received	—	50,000	—

Net cash used in investing activities	(28,370,969)	(23,576,885)	(3,121,344)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	1,860,000	25,364,936	1,900,000
Proceeds from issuance of Note Payable	1,884,850	1,600,000	1,951,500
Proceeds from Short-Term Secured Convertible Debenture, net of issuance costs	9,565,000	—	—
Proceeds from Long-Term Secured Convertible Debenture, net of issuance costs	18,270,000	—	—
Proceeds from minority interest owner	1,105,307	1,847,899	—
Repayment of Note payables	(2,048,451)	(618,753)	(210,000)

Net cash provided by financing activities	30,636,706	28,194,082	3,641,500

Net Increase (Decrease) in Cash	(695,186)	2,310,445	565,121
Cash at the Beginning of Period	2,907,193	596,748	31,627

Cash at the End of Period	$2,212,007	$2,907,193	$596,748

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$398,933	$515	$—

Taxes	$—	$—	$—

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2006	2005	2004
Supplemental disclosure of non-cash operating, investing and financing activities:
Warrants issued for deferred financing costs	$1,449,660	$—	$—

Stock issued for accrued interest	$373,972	$—	$—

Stock issued for property	$1,979,500	$—	$—

Disposal of equity method partnership	$962,199	$—	$—

Additional asset retirement liability	$55,744	$—	$—

Discount of note due to derivative liability	$29,580,388	$—	$—

Issuance of stock-based instruments in connection with the purchase of Hurricane Energy, LLC:
Stock	$—	$11,790,000	$—

Warrants	$—	$957,747	$—

Options	$—	$76,107	$—

Stock issued for conversion of promissory note	$—	$1,000,000	$—

Stock issued for debt	$—	$1,850,000	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of Maverick and its subsidiaries. All significant intercompany transactions and balances associated with the consolidated operations have been eliminated.

Certain reclassifications have been made to the prior year’s financial statements to conform with the current presentation.

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

Valuation of Property and Equipment

The Company follows the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that the Company’s long-lived assets, including its oil and gas properties, be assessed for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. An impairment charge to current operations is recognized when the estimated undiscounted future net cash flows of the asset are less than its carrying value. Any such impairment is recognized based on the differences in the carrying value and estimated fair value of the impaired asset.

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

The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. During the fiscal year ended August 31, 2006 the company recorded an impairment loss of $7,015,698 on oil and gas properties and exploration expenses of $1,488,339 related to unproved properties. During the fiscal year ended August 31, 2005, the company recorded an impairment loss of $5,710,416 on proved oil gas reserves and exploration expenses related to unproved properties of $4,739,630.

Other Property and Equipment

Other property and equipment of the Company consists primarily of buildings, computer equipment, vehicles and furniture and fixtures, which are depreciated over estimated useful lives, on a straight-line basis. The estimated useful life on buildings is 25 years and ranges from 3 to 7 years for computer equipment, vehicles, furniture and fixtures. Repairs and maintenance are expensed as incurred while costs incurred that extend the useful life are capitalized.

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

Equity Method

Under the guidance of Emerging Issues Task Force D-46, Accounting for Limited Partnership Investments Maverick uses the equity method to account for its limited partnership and membership interest that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the equity method of accounting, Maverick’s proportionate share of the investees’ net income or loss is included in Loss on equity investments in the condensed consolidated statements of operations. During fiscal year 2005, the Company accounted for its investment in PHT Resendez, LP under the equity method of investment. As discussed in note 4, this partnership was dissolved during October 2005.

Share Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“FAS 123R”). The Company adopted the disclosure requirements of FAS 123R as of January 1, 2006 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to FAS 123R, only certain pro forma disclosures of fair value were required. See additional discussion in Note 4 — SHARE-BASED COMPENSATION.

Loss per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. The Company had losses in 2005 and 2004. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently Issued Accounting Pronoucements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change. SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting. If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a significant impact on the Company’s financial position or its results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

NOTE 3. GOING CONCERN

The Company has incurred significant losses since its inception and as a result, has accumulated a deficit of $50,875,781 at August 31, 2006. During fiscal years 2006 and 2005, we recognized losses of $21,529,473 and $29,142,004, respectively. In addition, our current capital resources, together with our expected cash flow from operations, will not be sufficient to cover the interest and current portion of our Secured Convertible Debentures due within the short-term. We will, therefore, continue to seek additional capital to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of debt-based financing, sale of our equity securities, farm-out arrangements or outright sale of portions of our existing properties. However, the terms of our Secured Convertible Debentures place certain limitations on any subsequent rounds of debt or equity financing. These limitations could impair our ability to secure the full amount of capital required, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of the Secured Convertible Debentures. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.

Our ability to continue as a going concern depends upon successfully restructuring the debt and obtaining sufficient financing to maintain operations. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to dissolve.

NOTE 4. SHARE-BASED COMPENSATION

During February 2005, the Company adopted a Stock Incentive Plan (the “Stock Incentive Plan”) which covered 10,000,000 shares of common stock as of August 31, 2006. Under its terms, employees, officers and directors of the Company and its subsidiaries are currently eligible to receive non-qualified stock options, restricted stock awards and incentive stock options within the meaning of Section 422 Internal Revenue Code of 1986 (the “Code”). In addition, advisors and consultants who perform services for the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Incentive Plan. The Stock Incentive Plan is administered by the Board of Directors or a committee designated by the Board of Directors.

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

Prior to September 1, 2005 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended August 31,2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of August 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the quarter ended August 31, 2006, the Company recognized stock-based compensation expenses of $161,071 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the twelve months ended August 31, 2006, no tax benefits from the exercise of stock options has been recognized as no options have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for share-based compensation in accordance with FAS 123R for the following periods during our prior fiscal year. All stock-based compensation options granted to date have been issued on or after March 10, 2005:

Twelve Months Ended August 31, 2005
Net loss, as reported	$(29,142,004)
Plus: Stock-based compensation expense using the intrinsic value of the option at the measurement date	494,607
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(946,504)

Pro forma net loss	$(29,593,901)

Net loss per common share:
Basic and diluted loss per share, as reported	$(0.36)
Basic and diluted loss per share, pro forma	$(0.37)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2006	August 31, 2005
Expected life (years)	8.00	4.38
Risk-free interest rate	4.63%	3.52%
Expected Volatility	81.60%	54.32%
Expected Dividend yield	0.0%	0.0%

The range of risk free interest rates used in the Black-Scholes option pricing Model (the “Model”) was 3.2% to 5.2%. The range of expected volatility used in the Model was 41.3% to 86.1%.

A summary of the options issued by the Company for the twelve months ended August 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2005	4,340,000	$2.17	4.28	$1,248,750
Granted	8,240,000	$1.06	7.71	375,000
Exercised	—	$—	—	—
Surrendered/Canceled	(1,476,000)	$—	—	(553,500)

Outstanding on August 31, 2006	11,104,000	$1.53	5.50	$1,070,250

Exercisable on August 31, 2006	1,230,000	$2.33	3.52	$276,750

The weighted-average grant-date fair value for the twelve months ended August 31, 2006 and August 31, 2005 was $0.58/share and $0.95/share, respectively. No options were exercised during the periods ended August 31, 2006 and August 31, 2005. The unrecognized share based compensation cost related to stock option expense at August 31, 2006 is $5,601,967 and will be recognized over a weighted average of 5.0 years.

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

Stock-based compensation expense recognized for restricted stock awards was $266,673 and $1,724,288 for the three months ended August 31, 2006 and August 31, 2005, respectively; and $4,002,630 and $8,252,797 for the twelve months ended August 31, 2006 and August 31, 2005, respectively. Total unrecognized compensation cost related to unvested restricted shares at August 31, 2006 was $978,079 and will be recognized over a weighted average of 2.76 years.

A summary of the activity of restricted stock under the Company’s compensation plans during the quarter ended August 31, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 31, 2005	4,500,000	$2.62
Granted	1,300,000	0.82
Vested	(160,000)	0.82
Forfeited/Canceled	—	—

Outstanding on August 31, 2006	5,640,000	$2.21

NOTE 5. INVESTMENT IN LIMITED PARTNERSHIP

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

NOTE 6. SENIOR SECURED CONVERTIBLE DEBENTURES

January 5, 2006 Senior Secured Convertible Debentures and contingent liability accrual

On January 5, 2006, we sold secured convertible debentures and warrants (“the January 5 debentures”), for gross proceeds of $20,000,000. The secured convertible debentures have an aggregate principal amount of $20,000,000 and are convertible into 21,331,058 shares of our common stock, based upon an initial conversion price $0.9376 per share, which is subject to anti-dilution adjustments. The secured convertible debentures have a maturity date on the third anniversary of their issuance and bear an interest rate of 7.5% per annum. The warrants are exercisable for 31,996,587 shares of our common stock over a five year period with 21,331,059 having an initial exercise price of $.9376 per share, 5,332,764 having an initial exercise price of $1.50 per share, and the remaining 5,332,764 having an initial exercise price of $2.00 per share. The exercise prices of the warrants are subject to anti-dilution adjustments. As of result of the June 21, 2006 secured debenture transaction (“the June 21 debentures”), 5,332,764 of these warrants priced at $1.50 per share were re-priced to $0.9376 per share and 5,332,764 of these warrants priced at $2.00 per share were re-priced to $0.9376 per share and an additional 9,241,334 were issued at an exercise price of $0.9376 per share. In addition, provisions in the June 21 debentures provide for a 25% ($7.5 million) prepayment premium to be applied to the principle balances of both debentures upon the sale of the Barnett Shale assets. At August 31, 2006 this prepayment premium is being accounted for as contingent liability accrual in the balance sheet and expensed in full as debt prepayment penalty in the consolidated statement operations.

As discussed in Note 17- Subsequent Events, effective as of October 3, 2006, the Company issued registered shares of its common stock in lieu of payment in cash of the accrued interest payable on the January 5, 2006 secured convertible debentures through that date.

June 21, 2006 Senior Secured Convertible Debentures

On June 21, 2006 we sold secured convertible debentures and warrants for gross proceeds of $10,000,000. The secured convertible debentures have an aggregate principal amount of $10,000,000 and are convertible into 10,665,529 shares of our common stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments. The secured convertible debentures have a maturity date on the first anniversary of their issuance and bear interest at the rate of 9.75% per annum. The warrants are exercisable for 18,664,676 shares of our common stock over a five year period with an exercise price of $0.9376 per share. The exercise price of the warrants is subject to anti-dilution adjustments.

We agreed to register the resale of the shares of common stock issuable upon conversion of the January 5 and June 21 secured convertible debentures and exercise of the warrants associated such debentures. The registration rights agreements associated with both debentures contain a liquidated damages provision that has been determined to be uneconomic. As a result, we have determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures issued in the January 5 and June 21 transactions, are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. The fair value of the derivative liabilities was estimated using the Black-Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At August 31, 2006, the Company estimated the total fair value of the conversion feature and warrant liability at $18,087,733 and related non-cash expense at $17,924,264 respectively for both, the January 5 and June 21 debentures.

The following table illustrates the components of our secured convertible debentures included in the accompanying consolidated financial statements:

	January 5, 2006	June 21, 2006
Convertible debentures, gross proceeds:	$20,000,000	$10,000,000

Current Portion, included in current liabilities:	6,666,667	10,000,000
Unamortized discount	(6,010,880)	(8,366,420)

Short-term debt as reported, net of unamortized discount	$655,787	$1,633,580

Long-term debt:
Long-term portion	$13,333,333	$—
Unamortized discount	(12,021,758)	—

Long-term debt as reported, net of unamortized discount	$1,311,575	$—

Future maturities of the convertible debentures are as follows:

Fiscal Year	2007	2008	2009
Principal payments	$16,666,667	$10,000,000	$3,333,333
Interest	2,255,013	656,507	52,397
Prepayment penalty	7,500,000	—	—

Total	$26,421,680	$10,656,507	$3,385,730

November 16, 2006 Senior Secured Convertible Debentures

As discussed in Note 17- Subsequent Events, on November 16, 2006, we sold $6,750,000 principal amount of secured convertible debentures and warrants for gross proceeds of $6,000,000. This transaction will be subject to the same derivative liability accounting treatment as the January 5 and June 21 convertible debentures, with changes in fair value recorded as non-operating, non-cash income as of each balance sheet date.

NOTE 7. CONVERTIBLE DEBENTURES

DDH Resoources II, Ltd. - Convertible Debentures

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

Trident Growth Fund, L.P. Convertible Debentures and Warrants

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

Following the January 5, 2006 issuance of $20 million of secured convertible debentures, as discussed in Note 5 — Secured Convertible Debentures, and by application of anti-dilution provisions, the exercise price of the Trident 2005 Warrants was reduced to $.9376 per share, and the number of warrants was increased to 533,276. Also, following the January 5, 2006 issuance of $20 million of secured convertible debentures, as discussed in Note 5, and by application of anti-dilution provisions, the exercise price of 200,000 warrants issued to Trident during July 2004 (the “Trident 2004 Warrants”) was reduced to $.9376 per share, and the number of warrants was increased to 213,310.

NOTE 8. NOTES PAYABLE

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

NOTE 9. ASSET RETIREMENT OBLIGATIONS

The Company records depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a straight line basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. The following table indicates the changes to the Company’s asset retirement obligations in 2005:

Balance at August 31, 2005	$18,000
Liabilities incurred	—
Accretion expense	55,744

Balance at August 31, 2006*	$73,744

*Includes $40,554 for assets held for sale.

NOTE 10. INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

The Board of Directors approved an amendment to our Articles of Incorporation to increase the total number of authorized shares of our common stock oustanding from 200 million to 260 million. This amendment became effective August 7, 2006. The number of authorized shares of preferred stock remains the same at 10 million.

NOTE 11. STOCKHOLDERS’ EQUITY.

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

During February 2006, the Company issued an aggregate of 300,000 shares of restricted common stock under our 2005 Incentive Stock Plan to certain officers and employees. Of these shares, 160,000 vested during August 2006 as part of the terms of a separation agreement with former company executives. The remaining 140,000 shares are subject to annual vesting over a three-year period.

During March and April, 2006, we issued five-year warrants to purchase an aggregate of 1,493,174 shares of our common stock at an exercise price of $.9376 to the investment bankers who assisted in the placement of the January 5, 2006 sale of convertible debentures and associated warrants. The fair value of these warrants was estimated at $1,449,660 accounted for as prepaid loan fees, being amortized over the remainder of the term of the secured convertible debentures. The fair value was estimated at grant date using the Black-Scholes option pricing model with and expected average volatility of 84.18% and a risk-free interest rate ranging from 4.71% to 4.85%. During the quarter ended August 31, 2006 we recognized amortization costs of $111,459 on the original fair value of these warrants.

On April 3, 2006, we agreed to issue up to 115,000 shares of our common stock to our investor relations firm pursuant to an agreement dated August 2005. These shares were issued during August 20006.

In consideration for certain financial advisory services, during April 2006 we agreed to issue warrants to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share to an investment banker. These warrants were issued during October 2007, upon amendment of our Articles of Incorporation to increase our authorized capital stock.

During April 2006, the Company agreed to issue 1.2 million shares of common stock for services provided in connection with the leasehold acquisition efforts in the Fayetteville Shale project. These shares were issued during August 2006.

During July 2006, the Company agreed to issue 100,000 shares of unrestricted common stock to a key employee. The shares vested upon commencement of employment with the Maverick and are subject to our 2005 Incentive Stock.

During August 2006, the Company issued 50,000 shares of restricted common stock to an investment banker in consideration for financial advisory services.

During August 2006 and in conjunction with his agreement to become our Chairman and Chief Executive Officer we agreed to issued to James A. Watt options to purchase 7.5 million shares of our common stock at an exercise price of $.75 per share (the “Options”) and 1 million shares of our restricted common stock (the “Restricted Shares”). The options and restricted shares vest in five equal annual increments commencing on August 2, 2007, provided that Mr. Watt remains continuously employed by us through such vesting dates. The options and restricted shares are subject to our 2005 Stock Incentive Plan.

NOTE 12. HURRICANE ENERGY, LLC TRANSACTION

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

NOTE 13. ASSETS HELD FOR SALE

As part of the terms of the June 2006 financing, the Company has agreed to sell its interest in the Barnett Shale play in Wise County, Texas. A broker has been contracted to market these assets and we expect to have the sale concluded during the first calendar quarter of 2007. We have also decided that, strategically, it is in the Company’s best interest to sell our position in the Whitewater project in Mesa and Delta Counties of Colorado. We have been in negotiations with a local operator and expect to have that sale completed by the fourth calendar quarter of 2006. As such we are accounting for these assets in accordance with FAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. Per that guideline we have stripped the detail of the individual assets and liabilities of these projects from our consolidated balance sheet and reflected them in a single asset category “Assets Held for Sale” and a single liability category “Liabilities of Held for Sale Operations”.

The assets and liabilities of our Barnett Shale and Whitewater operations were are comprised of the following at August 31, 2006 and 2005:

Assets and Liabilities— Held for Sale operations:

	August 31, 2006	August 31, 2005
Assets:
Accounts receivable	$382,206	$—
Advances to operators and others	306,560	339,987

	688,766	339,987
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	4,378,006	4,218,320
Unproved properties not being amortized	2,018,115	—
net of impairment	—	4,261,712
Leasehold acquisition costs net of accumulated amortization of $5,946 at August 31, 2006	1,919,314	1,000,000

	8,315,435	9,480,032

Total assets held for sale	$9,004,201	$9,820,019

Liabilities:
Accounts payable and accrued expenses	$370,796	$1,959,938
Asset retirement liability	40,554	11,810

Total liabilities of held for sale operations	$411,350	$1,971,748

NOTE 14. INCOME TAXES

The Company uses the liability method, where deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, the company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $24.1 million at August 31, 2006, and will expire in the years 2025 through 2026.

At August 31, 2006, deferred tax assets consisted of the following:

2006
Deferred tax assets
Net operating loss carryforward	$8,431,988
Valuation allowance	(8,431,988)

Net deferred tax asset	$—

NOTE 15. COMMITMENTS AND CONTINGENCIES

The Company is not currently involved in any pending legal proceedings. In the future, the Company may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant, and either in or outside he normal course of business. The Company is not now in the position to determine when (if ever) such a legal proceeding may arise. If the Company ever becomes involved in a legal proceeding, the Company’s financial condition, operations, or cash flows could be materially adversely affected, depending on the facts and circumstances related to such proceeding.

Leases

During the second quarter of our fiscal year 2005, the Company entered into operating lease agreements for its principal offices located in Dallas, Texas and Fort Lauderdale, Florida at a total monthly minimum cost of approximately $24,000. The Florida lease expires in 2008 and the Texas lease expires in 2010. Total rent expense for the fiscal years ended August 31, 2006 and 2005 was $275,691 and $37,974, respectively.

Year ending August 31,
2007	$288,227
2008	202,213
2009	77,643
2010	53,197

$621,280

NOTE 16. LOSS ON EARNEST MONEY DEPOSIT

During the third quarter of fiscal 2005, Maverick instituted a litigation to recover a $5 million earnest money deposit paid in connection with the attempted purchase of the shares of Camden Resources, Inc. During October 2005, the Company entered into a settlement of the dispute and recovered $750,000 of the earnest money deposit. Accordingly, the 2005 financial statements reflect a loss on earnest money deposit of $4,250,000.

NOTE 17. SUBSEQUENT EVENTS

November 16, 2006, Secured Convertible Debenture

On November 16, 2006, we sold secured convertible debentures and warrants for gross proceeds of $6,000,000. The secured convertible debentures have an aggregate principal amount of $6,750,000 and are convertible into 8,437,500 shares of our common stock, based upon an initial conversion price of $0.80 per share, which is subject to anti-dilution adjustments. The secured convertible debentures have a maturity date of May 16, 2008 and bear an interest rate of 8% per annum. In connection with the transaction, and associated anti-dilution adjustments, we issued warrants exercisable for 18,000,000 shares of our common stock over a 5 year period with an exercise price of $0.20 per share. The exercise price of the options is subject to anti-dilution adjustments. We agreed to register the resale of the shares of common stock issuable upon conversion of the secured convertible debenture and exercise of the warrants. The registration rights agreement contains liquidated damages provisions the have been determined to be uneconomic; as such this instrument will receive the same embedded derivative accounting treatment as the January 5, 2006 and June 21, 2006 secured convertible debentures.

NOTE 18. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

All of our operations are directly related to oil and gas producing activities located in Texas and Colorado.

Capitalized Costs Relating to Oil and Gas Producing Activities

August 31,	2006	2005
Proved oil and gas properties	$13,634,216	$6,038,896
Unproved oil and gas properties	26,559,402	5,249,902

Total capitalized costs	40,193,618	11,288,798
Less impairment allowance	(7,015,698)	—
Less accumulated depreciation and amortization	(967,025)	(135,210)

Net Capitalized Costs	$32,210,895	$11,153,588

Total net capitalized costs include assets held for sale of $8,315,435 and $9,480,032 at August 31, 2006 and 2005, respectively.

Costs Incurred in Oil and Gas Producing Activities

For the Fiscal Years Ended August 31,	2006	2005
Acquisition of proved properties	$6,727,695	$509,369
Acquisition of unproved properties	22,235,756	4,734,219
Development costs	432,735	13,965,421
Exploration costs	2,609,416	4,739,630
Asset retirement costs recognized according to SFAS No. 143	55,744	18,000

Total Costs Incurred	$32,061,346	$23,966,639

Results of Operations from Oil and Gas Producing Activities

For the Fiscal Years Ended August 31,	2006	2005
Oil and gas revenues	$2,463,435	$283,785
Production costs	(726,399)	(135,452)
Production taxes	(155,205)	(19,201)
Depreciation and amortization	(831,815)	(135,210)

Results of operations before income taxes	750,016	(6,078)
Provision for income taxes	—	—

Results of Oil and Gas Producing Operations	$750,016	$(6,078)

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

	Crude Oil and Natural Gas Liquids Bbls.	Natural Gas Mcf
Reserves at September 1, 2005	15,400	987,400
Extensions, discoveries and other additions	39,300	7,566,300
Revisions of prior estimates	(2,900)	(556,300)
Production	(19,300)	(230,700)

Reserves at August 31, 2006*	32,500	7,766,700

Proved producing reserves	12,700	1,904,800

* Includes 26,100 Bbls. of Crude Oil and Natural Gas liquids and 7,420,400 Mcf of Natural Gas for assets held for sale.

Standardized Measure

The standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate.

As of August 31, 2006 and 2005, estimated well abandonment costs, net of salvage, are deducted from the standardized measure using year-end costs. Such abandonment costs are recorded as a liability on the consolidated balance sheet, using estimated values of the projected abandonment date and discounted using a risk-adjusted rate at the time the well is drilled or acquired.

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

The standardized measure of discounted estimated future net cash flows related to proved crude oil and natural gas reserves include the at August 31, 2006 and 2005 is as follows:

Standardized Measure of Discounted Future Cash Flows:

	2006	2005
Future cash inflows	$50,877,400	$10,864,200
Future production costs	(9,990,900)	(1,661,300)
Future development costs	(11,925,500)	(851,800)
Future income taxes	—	—

Future net cash flows	28,961,000	8,351,100
10% annual discount	(16,322,900)	(3,075,500)

Standardized measure of discounted net cash flows *	$12,638,100	$5,275,600

Share of equity method investees’ standardized measure of discounted future net cash flows	$—	$895,600

The primary changes in the standardized measure of discounted estimated future net cash flows for the year ended August 31, 2006 and 2005 are as follows:

Changes in Standardized Measure of Discounted Future Cash Flows:

	2006	2005
Balance at September 1	$5,275,600	$—
Net changes in prices and production costs	(2,310,695)	—
Net changes in future development costs	363,507	—
Sales of oil and gas produced, net	(1,533,110)	(164,000)
Extensions, discoveries and other additions	11,323,800	5,439,600
Revisions of previous quantity estimates	(1,511,937)	—
Previously estimated development costs incurred	—	—
Net change in income taxes	—	—
Accretion of discount	1,030,935	—
Other	—	—

Balance at August 31, 2005 *	$12,638,100	$5,275,600

*The amount in 2006 and 2005 includes $11,323,800 and $967,700, respectively for Assets held for sale.

NOTE 19. QUARTERLY RESULTS (UNAUDITED)

Summaries of Maverick’s results of operations by quarter for the years 2006 and 2005 are as follows:

2006	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$811	$362	$665	$662
Costs and expenses, net	3,665	21,567	2,807	(4,010)

Net income (loss)	$(2,854)	$(21,205)	$(2,142)	$4,672

Basic and diluted net income (loss) per share (a)	$(0.03)	$(0.21)	$(0.02)	$0.05

2005	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$—	$—	$46	$238
Costs and expenses, net	245	4,110	14,836	10,235

Net income (loss)	$(245)	$(4,110)	$(14,790)	$(9,997)

Basic and diluted net income (loss) per share (a)	$(0.00)	$(0.06)	$(0.15)	$(0.10)

(a) The sum of the individual quarterly earnings (loss) per share may not agree with year-to-date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that period.