Form 10-Q
period 2006-09-30
MAVERICK OIL & GAS, INC.
filed 2007-01-16
CIK 1193159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2006

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

16415 Addison Road, Suite 850
Addison, TX 75001-5332

(Address of Principal Executive Offices)

(214) 239-4333

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

There were 108,428,360 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of January 12, 2007.

MAVERICK OIL AND GAS, INC.

i

MAVERICK OIL AND GAS, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30, 2006	August 31, 2006
ASSETS
Current Assets:
Cash	$1,577,080	$2,212,007
Accounts receivable	3,564,837	2,156,469
Prepaid expenses and advances to operators	79,378	71,771

Total Current Assets	5,221,295	4,440,247
Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	1,881,425	1,969,818
Unproved properties not being amortized, net of impairment	23,283,955	21,724,881
Buildings, furniture and equipment, net of accumulated depreciation of $96,775 and $94,771	497,921	789,278

Total Property, Plant and Equipment, Net	25,663,301	24,483,977
Prepaid loan fees and other assets	2,810,242	2,969,902
Assets held for sale	12,756,237	9,004,201

Total Assets	$46,451,075	$40,898,327

Current Liabilities:
Payables and Accrued Expenses:
Accounts payable and accrued expenses	$5,390,069	$8,069,833
Liabilities of held for sale operations	3,204,510	411,350
Payables for oil and gas interests	355,842	355,842

Total Payables and Accrued Expenses	8,950,421	8,837,025
Short-term Debt and Derivative Liability:
Short term secured convertible debenture, net of unamortized discount	2,554,451	1,633,580
Debt prepayment penalty accrual	7,500,000	7,500,000
Current portion of long term debt, net of unamortized discount	3,174,865	655,787
Derivative liability	9,369,790	18,087,733

Total Short Term Debt and Derivative Liability	22,599,106	27,877,100

Total Current Liabilities	31,549,527	36,714,125
Long Term Liabilities:
Long-term Debt, net of unamortized discount	3,396,600	1,311,575
Asset retirement obligation	33,190	33,190

Total Long-Term Liabilities	3,429,790	1,344,765

Total Liabilities	34,979,317	38,058,890
Minority Interest—assets held for sale	805,490	71,307
Stockholders’ Equity
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 260,000,000 shares; 103,203,360 shares issued and outstanding November 30, 2006 and 101,911,116 shares issued and outstanding at August 31, 2006	103,204	101,912
Additional paid-in capital	54,580,159	53,541,999
Accumulated deficit	(44,017,095)	(50,875,781)

Total Stockholders’ Equity	10,666,268	2,768,130

Total Liabilities and Stockholders’ Equity	$46,451,075	$40,898,327

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2006	2005
Revenues	$515,551	$811,169

Expenses:
Lease operating expenses	67,525	57,849
Exploration costs	—	22,075
General and administrative	1,539,236	3,239,961
Depletion, depreciation and amortization	120,205	253,811

Total expenses	1,726,966	3,573,696

Loss before minority interest	(1,211,415)	(2,762,527)
Minority Interest	(76,183)	(49,937)

Loss from Operations before other income	(1,287,598)	(2,812,464)
Other income (expenses):
Interest income	1,046	8,843
Interest expense & discount amortization	(2,841,443)	(50,863)
Net change in fair value of derivatives	10,986,681	—

Total other income (expenses)	8,146,284	(42,020)

Net Income (Loss) to common shareholders	$6,858,686	$(2,854,484)

Basic and diluted income (loss) per common share	$0.07	$(0.03)

Basic and diluted weighted average common shares outstanding	102,351,331	97,093,444

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2006	2005
Cash Flows from Operating Activities:
Net Income (loss)	$6,858,686	$(2,854,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share based compensation	391,586	1,765,801
Minority interest	76,183	49,937
Change in fair value of derivatives	(10,986,681)	—
Interest expense & discount amortization	2,841,443	11,557
Depreciation, depletion and amortization	120,205	253,811
Loss on disposal of vehicles	11,761	—
Changes in working capital:
(Increase) Decrease in accounts receivable	(1,408,368)	262,534
Increase (Decrease) in prepaid expenses, advances to operators and others	47,472	(668,504)
(Decrease) Increase in accounts payable and accrued expenses	(39,049)	985,439

Net cash used in operating activities	(2,086,762)	(193,909)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	(5,275,449)	(5,198,612)
Purchase of office building and other	—	(60,659)
Purchase of furniture and equipment	—	(10,034)
Proceeds from sale of vehicles	32,625	—
Proceeds from sale of building	186,659	—

Net cash used in investing activities	(5,056,165)	(5,269,305)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	1,860,000
Proceeds from issuance of Note Payable	—	2,834,850
Proceeds from Long-Term Secured Convertible Debenture, net of issuance costs	5,850,000	—
Proceeds from minority interest owner	658,000	174,166
Repayment of note payables	—	(5,595)

Net cash provided by financing activities	6,508,000	4,863,421

Net Decrease in Cash	(634,927)	(599,793)
Cash at the Beginning of Period	2,212,007	3,008,854

Cash at the End of Period	$1,577,080	$2,409,061

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$23,305

Taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Discount of note due to derivtive liability	$2,268,738	$—

Warrants issued for services	$130,968	$—

Stock issued for accrued interest	$378,082	$—

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Maverick’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2007.

Certain reclassifications have been made to the prior years’ financial statements to conform with the current presentation.

NOTE 2. GOING CONCERN

The Company has incurred significant losses since its inception and as a result, has accumulated a deficit of $44,017,095 at November 30, 2006. During the quarter ended November 30, 2006, we incurred losses from operations of $1,287,597.

Even after applying the proceeds from financing transactions that occurred since the beginning of our 2007 fiscal year, our current capital resources will only be sufficient to sustain our operations on a limited scale for the short-term. Primarily, to sustain the further development of our Barnett Shale project while we are arranging for its sale. Our current capital resources will not be sufficient to continue the development of our Fayetteville Shale project, or to otherwise sustain our operations or to develop our other projects or to fund our future growth and exploration activities. Furthermore, our current capital resources will not be sufficient to satisfy the balance that will likely remain outstanding under our Secured Convertible Debentures following a sale of our interest in the Barnett Shale property. Accordingly, as we work towards the sale of the Barnett Shale property, we will attempt to refinance the balance due under our Secured Convertible Debentures. We will also need to obtain additional capital to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, sale of our equity securities, farm-out arrangements or outright sale of portions of our existing properties. However, the terms of our Secured Convertible Debentures place certain limitations on any subsequent rounds of debt or equity financing. These limitations could impair our ability to secure the full amount of capital required, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of the Secured Convertible Debentures. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern. In this regard, a going concern paragraph was included within the audit report on our financial statements as of August 31, 2006 and for the year then ended.

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

NOTE 3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed by dividing the net earnings available to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the quarters ended November 30, 2006 and 2005, respectively, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net earnings per common share. As such, basic and diluted earnings per share is the same.

NOTE 4. SHARE-BASED COMPENSATION

The Company has adopted a Stock Incentive Plan (the “Stock Incentive Plan”) which covers 15,000,000 shares of common stock. During November 2006, we amended our Stock Option Plan to increase the shares covered thereunder from 10,000,000 to 15,000,000.

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

Prior to September 1, 2005 the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended November 30, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of November 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the quarter ended November 30, 2006, the Company recognized stock-based compensation expenses of $391,586 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the three months ended November 30, 2006, no tax benefits from the exercise of stock options has been recognized as no options have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for share-based compensation in accordance with FAS 123R for the following periods during our prior fiscal year. All stock-based compensation options granted to date have been issued on or after March 10, 2005:

Three Months Ended November 30, 2005
Net loss, as reported	$(2,854,484)
Plus: Stock-based employee compensation expense using the intrinsic value of the option at the measurement date	41,513
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(168,287)

Pro forma net loss	$(2,981,258)

Net loss per common share:
Basic and diluted loss per share, as reported	$(0.03)
Basic and diluted loss per common share, pro forma	$(0.03)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Average	November 30, 2006	November 30, 2005
Expected life (years)	5.40	4.38
Risk-free interest rate	4.25%	3.52%
Expected Volatility	71.07%	54.32%
Expected Dividend yield	0.0%	0.0%

The range of risk free interest rates used in the Black-Scholes option pricing Model (the “Model”) was 3.2% to 5.1%. The range of expected volatility used in the Model was 41.3% to 86.1%.

No options were issued by the Company during the three months ended November 30, 2006. A schedule of outstanding options is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	11,104,000	$1.53	5.50	$1,070,250
Granted	—	—	—	—
Exercised	—	—	—	—
Surrendered/Canceled	—	—	—	—

Outstanding on November 30, 2006	11,104,000	$1.53	5.26	$1,070,250

Exercisable on November 30, 2006	1,230,000	$2.33	3.27	$55,350

The weighted-average grant-date fair value for the three months ended November 30, 2006 and November 30, 2005 was $0.58/share and $2.17/share, respectively. No options were exercised during the three months ended November 30, 2006 and November 30, 2005, respectively. The unrecognized share based compensation cost related to stock option expense at November 30, 2006 is $5,179,732 and will be recognized over a weighted average of 4.75 years.

Stock-based compensation expense recognized for restricted stock awards was $49,400 and $1,724,288 for the three months ended November 30, 2006 and November 30, 2005, respectively. Total unrecognized compensation cost related to unvested restricted shares at November 30, 2006 was $826,927 and will be recognized over a weighted average of 2.51 years.

During the quarter ended November 30, 2006 no additional restricted stock grants were made. A schedule of restricted stock outstanding is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 31, 2006	5,640,000	$2.21
Granted	—	—
Vested	—	—
Forfeited/Canceled	—	—

Outstanding on November 30, 2006	5,640,000	$2.21

NOTE 5. SENIOR SECURED CONVERTIBLE DEBENTURES

January 5, 2006 Senior Secured Convertible Debentures and contingent liability accrual
On January 5, 2006, we sold secured convertible debentures and warrants (“the January 5 debentures”), for net proceeds of $18,270,000. The secured convertible debentures have an aggregate principal amount of $20,000,000 and are convertible into 21,331,058 shares of our common stock, based upon an initial conversion price $0.9376 per share, which is subject to anti-dilution adjustments. The secured convertible debentures have a maturity date on the third anniversary of their issuance and bear an interest rate of 7.5% per annum. The warrants are exercisable for 31,996,587 shares of our common stock over a five year period with 21,331,059 having an initial exercise price of $.9376 per share, 5,332,764 having an initial exercise price of $1.50 per share, and the remaining 5,332,764 having an initial exercise price of $2.00 per share. The exercise prices of the warrants are subject to anti-dilution adjustments. As of result of the June 21, 2006 secured debenture transaction (“the June 21 debentures”), 5,332,764 of these warrants priced at $1.50 per share were re-priced to $0.9376 per share and 5,332,764 of these warrants priced at $2.00 per share were re-priced to $0.9376 per share and an additional 9,241,334 were issued at an exercise price of $0.9376 per share. In addition, provisions in the June 21 debentures provide for a 25% ($7.5 million) prepayment premium to be applied to the principal balances of both debentures upon the sale of the Barnett Shale assets. This prepayment premium is being accounted for as a debt prepayment penalty accrual in the accompanying balance sheets and has been expensed in full as debt prepayment penalty in the consolidated statement operations.

June 21, 2006 Senior Secured Convertible Debentures
On June 21, 2006 we sold secured convertible debentures and warrants for net proceeds of $9,565,000. The secured convertible debentures have an aggregate principal amount of $10,000,000 and are convertible into 10,665,529 shares of our common stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments. The secured convertible debentures have a maturity date on the first anniversary of their issuance and bear interest at the rate of 9.75% per annum. The warrants are exercisable for 18,664,676 shares of our common stock over a five year period with an exercise price of $0.9376 per share. The exercise price of the warrants is subject to anti-dilution adjustments.

November 16, 2006 Senior Secured Convertible Debentures
On November 16, 2006, we sold secured convertible debentures and warrants for net proceeds of $5,850,000. The secured convertible debentures have an aggregate principal amount of $6,750,000 and are convertible into 8,437,500 shares of our common stock, based upon an initial conversion price of $0.80 per share, which is subject to anti-dilution adjustments. The secured convertible debentures have a maturity date of May 16, 2008 and bear interest at a rate of 8% per annum. In connection with the transaction, and associated anti-dilution adjustments, we issued warrants exercisable for 18,000,000 shares of our common stock over a 5 year period with an exercise price of $0.20 per share. The exercise price of the warrants is subject to anti-dilution adjustments. As a result of the November 16, 2006 secured debenture transaction, the exercise price of the warrants previously granted in connection with the January 5, 2006 and June 21, 2006 secured debenture transactions, was reduced to $.20 per share.

We agreed to register the resale of the shares of common stock issuable upon conversion of the January 5, June 21 and November 16 secured convertible debentures and exercise of the warrants associated with such debentures. The registration rights agreements associated with the debentures contain a liquidated damages provision that has been determined to be uneconomic. As a result, we have determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures issued in the January 5, June 21 and November 16 transactions, are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date. The fair value of the derivative liabilities was estimated using the Black-Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities. At November 30, 2006, the Company estimated the total fair value of the conversion feature and warrant liability at $9,369,790 and recognized non-cash income of $10,986,681 respectively for the January 5, June 21 and November 16 debentures.

Under the terms of the June 21, 2006 and November 16, 2006 secured convertible debentures, we are required to use our best efforts to obtain a bona fide offer or offers to sell our Barnett Shale Property by December 31, 2006 and to complete the sale of the Barnett Shale Property by February 28, 2007 for a purchase price equal to its fair market value. If the cash consideration to be received in any such sale is less than $35 million, the consent of the holders of a majority of the outstanding principal amount of the November 2006 Debentures is required. The proceeds from the sale of the Barnett Shale Property must be applied to the redemption of Secured Convertible Debentures at a 25% premium.

If we have not received a bona fide offer for the sale of the Barnett Shale Property or sold the Barnett Shale Property on or prior to the applicable deadline, the holders of the November 2006 Debentures have the right to have the outstanding principal amount of the Secured Convertible Debentures redeemed, plus accrued and unpaid interest.

	Original Issue Date
Balance at November 30, 2006:	Janaury 5, 2006	June 21, 2006	November 16, 2006	Totals
Convertible debentures, gross proceeds:	$20,000,000	$10,000,000	$6,750,000	$36,750,000

Current Portion, included in current liabilities:	9,166,667	10,000,000	3,375,000	22,541,667
Unamortized discount	(7,947,128)	(7,445,549)	(1,419,674)	(16,812,351)

Short-term debt as reported, net of unamortized discount	$1,219,539	$2,554,451	$1,955,326	$5,729,316

Long-term debt:
Long-term portion	$10,833,333	$—	$3,375,000	$14,208,333
Unamortized discount	(9,392,059)	—	(1,419,674)	(10,811,733)

Long-term debt as reported, net of unamortized discount	$1,441,274	$—	$1,955,326	$3,396,600

Future maturities of the convertible debentures are as follows:

Calendar Year	2007	2008	Totals
Principal payments	$23,937,500	$12,812,500	$36,750,000
Interest	3,830,726	547,383	4,378,109
Prepayment penalty	7,500,000	—	7,500,000

Total	$35,268,226	$13,359,883	$48,628,109

NOTE 6. INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

The Board of Directors approved an amendment to our Articles of Incorporation to increase the total number of authorized shares of our common stock outstanding from 260 million to 335 million. The number of authorized shares of preferred stock remains the same at 10 million. This amendment is scheduled to become effective as of the end of January 2007.

NOTE 7. STOCKHOLDERS’ EQUITY.

During October 2006, we issued 1,292,244 registered shares of our common stock as interest payment to the holders of our January 2006 debentures. These shares were issued in lieu of a cash payment of $378,082 that would have otherwise been paid as interest through the period ended September 30, 2006.

As discussed in Note 9, Subsequent Events, during December 2006 we issued an aggregate of 5,225,000 investment units in a private placement transaction at a purchase price of $0.20 per unit, for total proceeds of $1,045,000.

NOTE 8. ASSETS HELD FOR SALE

As part of the terms of the June 2006 and November 2006 financing, the Company has agreed to sell its interest in the Barnett Shale play in Wise County, Texas. We have received a non-binding offer for the sale of our interest in the Barnett Shale property. We are presently in the process of negotiating the terms of a definitive purchase agreement, and it is our expectation that a transaction can be completed by February 28, 2007. However, inasmuch as the offer is non-binding, we can offer no assurances that a mutually satisfactory agreement can be secured, or that a closing will occur within the expected time frame. We have also decided that, strategically, it is in the Company’s best interest to sell our position in the Whitewater project in Mesa and Delta Counties of Colorado. We have been in negotiations with a local operator and expect to have that sale completed by the first calendar quarter of 2007. As such we are accounting for these assets in accordance with FAS 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. Per that guideline we have separated the detail of the individual assets and liabilities of these projects from our consolidated balance sheet and reflected them in a single asset category “Assets Held for Sale” and a single liability category “Liabilities of Held for Sale Operations”.

The assets and liabilities of our Barnett Shale and Whitewater operations are comprised of the following at November 30, 2006 and August 31, 2006:

Assets and Liabilities — Held for Sale operations:

	November 30, 2006	August 31, 2006
Assets:
Accounts receivable	$327,589	$382,206
Advances to operators and others	306,560	306,560

	634,149	688,766
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	8,244,665	4,378,006
Unproved properties not being amortized, net	1,958,109	2,018,115
Leasehold acquisition costs, net	1,919,314	1,919,314

	12,122,088	8,315,435

Total assets held for sale	$12,756,237	$9,004,201

Liabilities:
Accounts payable and accrued expenses	$3,163,956	$370,796
Asset retirement liability	40,554	40,554

Total liabilities of held for sale operations	$3,204,510	$411,350

NOTE 9. SUBSEQUENT EVENTS

On December 19, 2006, we issued an aggregate of 5,225,000 investment units in a private placement transaction at a purchase price of $.20 per unit, for total proceeds of $1,045,000. Each investment unit consisted of one share of the Company’s common stock (the “Shares”) and a warrant to purchase an additional share of the Company’s common stock, (the “Warrants”). The Warrants are exercisable for a period of three years, commencing on the date the Company amends its Articles of Incorporation to increase its authorized capital, at an exercise price of $.20 per share, subject to customary anti-dilution adjustments. The Company has granted incidental (“piggyback”) registration rights to the investors in the private placement pursuant to which the Company has agreed to include the resale of the Shares (including the Shares issuable upon exercise of the Warrants) in the next registration statement to be filed by the Company with the Securities and Exchange Commission (the “SEC”) (excluding its current registration statement on file with the SEC).

The Shares and Warrants were issued to eight accredited investors, including James A. Watt, our Chief Executive Officer, who purchased 1 million Shares and Warrants for a purchase price of $200,000. In connection with the transaction, and to insure that our authorized capital was sufficient to complete the placement, Line Trust Corporation Limited, one of our principal shareholders, agreed to surrender for cancellation outstanding warrants to purchase 5,225,000 shares of our common stock that it purchased from us in a private placement transaction completed in early 2005.

During November 2006, an amendment to our Articles of Incorporation to increase the number of authorized common shares from 260 million to 335 million, was approved by our Board of Directors and the holders of a majority of our common shares. We expect to complete this amendment by the end of January 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. In connection with our overall business plans, we expect to be able to complete the sale of our interest in the Barnett Shale property by February 28, 2007. As we work towards the sale of the Barnett Shale property, we hope to be able to work with the holders of our Secured Convertible Debentures to refinance the balance that will likely continue to remain outstanding under our Secured Convertible Debentures. Assuming we can do that, we will also need to obtain additional financing to fund our projected plan of operations, including the further development of our existing projects and implementation of an aggressive growth strategy. This assumes however, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource project management services on terms satisfactory to us. Our ability to accomplish these objectives, however, depends upon among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2006, under the caption “Risk Factors”, the risk factors identified in Item 1A of Part II of this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements.

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

We are managed by a small team of highly experienced technical and managerial employees, led by our Chief Executive Officer, Mr. James A. Watt. Mr. Watt joined the company in August of 2006. He began his career as a geophysicist in 1971 with Amoco Production Company. Since that time, he has held numerous exploration and production managerial positions with several independent oil companies. In 1997, he became President and Chief Operating Officer of Box Energy Corporation,

later renamed Remington Oil and Gas Corporation. As Chief Executive Officer of Remington, he led the company through a major corporate restructuring and initiated and implemented a successful offshore exploration program in the Gulf of Mexico. The company was sold to another offshore producer in June of 2006.

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

As we discuss in more detail under “Liquidity and Capital Resources,” we have either spent or allocated the proceeds from our recent financing transactions, and our current capital resources will only permit us to remain in operation as a going concern for the short term. Even if the sale of our interest in the Barnett Shale property occurs in line with our current expectations, we will still be left with a significant balance outstanding under our Secured Convertible Debentures, with no material sources of liquidity with which to satisfy the same. Accordingly, as we work towards the Barnett Shale closing, our priorities will be to work with the holders of our Secured Convertible Debentures to refinance the remaining balance due under our Secured Convertible Debentures, and to attempt to secure additional financing proceeds so as to fund our continued plan of operations.

Provided that we can overcome our immediate need to secure adequate capital to satisfy the amounts owed under our Secured Convertible Debentures and to fund our projected plan of operations, we believe significant opportunities are available to us given the significant experience of our management team at enhancing shareholder value in various commodity price environments. Given these factors we believe that we have the opportunity, as an early stage independent energy company, to successfully compete in our chosen market.

Projects

We are currently involved in five projects, as follows:

• Barnett Shale, Wise County, Texas

Our largest project, to date, is the Barnett Shale play in Wise County, Texas. We own a working interest in over 9700 gross (3500 net) acres. The majority of this acreage is operated by Devon Energy and a portion is operated by Maverick. Four wells have been drilled and are producing on the Devon operated portion of the leasehold. It is anticipated that at least six additional wells will be drilled on the property in 2007. On the Maverick operated portion of the acreage, two wells have been drilled. One is on production and the other is currently shut in and being evaluated for a work over attempt. Numerous additional drilling opportunities exist on these properties. Drilling activity must be maintained on the properties to satisfy continuous drilling obligations of the undeveloped leasehold. Another well must be spud by April to satisfy this obligation. The Company is currently negotiating to extend this drilling obligation.

The terms of our $36,750,000 principal amount of Secured Convertible Debentures require that we use our best efforts to obtain a bona fide offer for the purchase of our Barnett Shale property by December 31, 2006, and complete the sale by February 28, 2007. We received a non-binding offer to purchase our interest in the Barnett Shale property prior to the December 31, 2006 deadline and we are in the process of negotiating the terms of a definitive agreement with the party that submitted the offer. That transaction, if completed pursuant to the terms of the offer, would generate net sale proceeds for our portion of the property of less than $35 million. We have tentatively received the consent of the holders of our Secured Convertible Debentures to pursue the completion of that transaction. If we are unable to complete the transaction by February 28, 2007, the holders of our Secured Convertible Debentures would have the right to redeem a portion of the Secured Convertible Debentures and we do not have funds available for that purpose If are able to complete the transaction, since the anticipated proceeds would be less than the amount required to redeem all of our outstanding Secured Convertible Debentures, a substantial principal amount of our Secured Convertible Debentures would remain outstanding.

• Fayetteville Shale

Our highest potential resource project is in the Fayetteville Shale play in Woodruff County, Arkansas. Our acreage is located approximately 25 miles east of the primary trend. We are operator of this project and have a 45% working interest. To date, we have acquired approximately 125,000 gross acres (56,400 net), subject to further title review. Certain leases contain drilling commitments that, if wells are not drilled prior to the end of 2007, we are subject to lease cancellations or in certain instances financial penalties. The total cost to Maverick for this leasehold has been approximately $16 million. To date, Maverick has drilled four wells in Woodruff County. Two were drilled horizontally in different sections of the Fayetteville and completions have been attempted. Further work is required to fully evaluate both of these wells. A third well in the western portion of our acreage block found the Fayetteville Shale overlaying a wet sand. A completion was not attempted in this well fearing that any fracture stimulation of the shale would extend into the wet sand. The fourth well encountered good Fayetteville porosity in a clastic rich shale. This well is currently awaiting a completion attempt in this shale as well as in three additional potentially productive zones found in the well bore.

Our limited capital resources have caused us to scale back out activity within the play. We are currently watching industry activity in the area and seeking a partner to participate in further testing of our existing wells and the drilling of new wells to delineate the acreage.

• Whitewater

We own a 30% working interest in approximately 40,000 gross (11,700 net) acres in the Piceance Basin of Mesa and Delta Counties of Colorado. This is a shallow gas play where recent drilling has demonstrated production potential. In light of our current limited capital, we have decided to sell our interest in the play rather than participate in further drilling to delineate the total potential of the play. We are currently negotiating the sale of this property.

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

Results of Operations.

For the Quarters Ended November 30, 2006 and November 30, 2005

We realized revenues from operations of $515,551 for the three month period ended November 30, 2006 compared to $811,169 for the comparable prior year period. The decline in revenues is due to the decline in production from existing wells, lower gas prices, and production from the new Barnett Shale wells just commencing during the current quarter.

We generated net income of $6,858,686 for the three month period ended November 30, 2006 compared to a net loss of $2,854,484 for the three month period ended November 30, 2005. A net change in fair value of derivatives associated with our secured convertible debentures of $10,986,681 was the major contributor to the earnings for the first quarter 2006. EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis. This is a non-cash accounting event and does not represent a current or future cash requirement of the Company and as such has no impact on liquidity. This convention will cause a non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls. This accounting treatment does not impact operating income.

The loss from operations for the three month period ended November 30, 2006 was $1,287,598, compared to a loss of $2,812,464 for the comparable prior year period. General and administrative expenses of $1,539,236 for the three month period ended November 30, 2006 were $1,700,725 lower than expenses of $3,239,961 for the comparable prior year period. A decline of share based compensation expense of $1,374,215 and a decline in general administrative spending of $326,510 versus the comparable prior year period is the reason for the improvement.

Liquidity and Capital Resources

Net cash used in operations was $2,086,762 for the quarter ended November 30, 2006. The primary use of cash was to fund our net loss from operations. Net cash used in investing activities for the quarter was $5,056,165 and consisted of funding drilling and development activities in the Barnett and Fayetteville Shale projects, compared to $5,269,305 of investing activities for the same prior year period.

Net cash provided by financing activities during the fiscal quarter ended November 30, 2006 was $6,508,000 compared to $4,863,421 of cash provided for the year ended November 30, 2005. The cash in the current fiscal quarter was provided by the November 2006 debentures for $5,850,000 and funding for development of $658,000 by minority interest owners.

Our net working capital deficit of $26,328,232 decreased by $5,945,646 versus the August 31, 2006 deficit of $32,273,878. The decrease is attributed to an $8,717,943 mark to market decline of the derivative liability of our debentures and associated warrants. This non-cash liability is recognized as a current liability because the debenture holders have the option to convert the debentures into our shares immediately should they choose. The balance of the decrease in the deficit is primarily attributed to a $1,408,368 increase in accounts receivable from venture partners.

Our liquidity and capital position continued to be affected by the issuance of Secured Convertible Debentures that occurred during our fiscal year ended August 31, 2006.

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

To comply with the terms of a registration rights agreement entered into in connection with the sale of January 2006 Debentures and January 2006 Warrants, we secured effectiveness of a registration statement filed with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to those securities. The registration statement must remain effective for a predetermined period subject to certain “grace periods”. If we fail to maintain the effectiveness of the registration statement, we will be required to pay liquidated damages of two percent of the aggregate purchase price of the January 2006 Debentures on the date of such failure and on every 30th day thereafter until such failure is cured.

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

To comply with the terms of a registration rights agreement we entered into in connection with the sale of the June 2006 Debentures and June 2006 Warrants, we secured effectiveness of a registration statement filed with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to those securities. The registration statement must remain effective for a predetermined period subject to certain “grace periods”. If we fail to maintain the effectiveness of the registration statement, we will be required to pay liquidated damages of two percent of the aggregate purchase price of the June 2006 Debentures on the date of such failure and on every 30th day thereafter until such failure is cured.

During fiscal 2006, we issued 423,551 registered shares of our common stock as an interest payment to the holders of the January 2006 Debentures. These shares were issued in lieu of a cash payment of $373,972 that would have otherwise been paid as interest.

Our liquidity and capital position have been affected by the following transactions that occurred during our 2007 fiscal year.

On November 16, 2006, we sold additional Secured Convertible Debentures (the “November 2006 Debentures”) and five year warrants to purchase 13,500,000 shares of our common stock (the “November 2006 Warrants”) for net proceeds of $6,000,000 in a private placement transaction. The November 2006 Debentures have an aggregate principal amount of $6,750,000, bear interest at 8% per annum, and have a maturity date of May 16, 2008, subject to the right of the holders to extend the date for the payment of any installment of principal for a period of up to two years. Interest on the November 2006 Debentures is payable monthly, commencing on June 1, 2007 (or, if earlier, on the first day of the calendar month following the date the registration statement covering the resale of the shares of common stock issuable pursuant to the November 2006 Debentures and November 2006 Warrants is declared effective), with principal payments due in equal monthly installments commencing on that date until May 16, 2008. Under limited circumstances, interest and principal payments may be made in shares of our common stock at an agreed upon discount to market. The November 2006 Debentures are convertible into 8,437,500 shares of our common stock at an initial conversion price of $0.80 per share, subject to full ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the November 2006 Debentures, upon payment of certain additional warrants. The Company’s obligations under the November 2006 Debentures are secured by a security interest in all of the Company’s assets. The November 2006 Warrants have an initial exercise price of $0.20 per share, subject to full ratchet anti-dilution adjustments which reduces the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the November 2006 Warrants, the number of shares issuable upon exercise of the November 2006 Warrants will be correspondently adjusted. The terms of the June 2006 Debentures and the November 2006 Debentures incorporate a prepayment penalty of 25% that is due upon the sale of our Barnett Shale property.

As a result of our issuance of additional Secured Convertible Debentures and Warrants in June and November 2006, the exercise price of the January 2006 Warrants and June 2006 Warrants has been reduced to $0.20 per share and an additional 13,741,334 shares are issuable upon exercise of those warrants. The holders of the January 2006 Debentures and June 2006 Debentures have waived any anti-dilution adjustment to the conversion price of those debentures that would have otherwise resulted from the issuance of the Secured Convertible Debentures and Warrants in June and November 2006. In addition, the holders of the January 2006 Debentures and June 2006 Debentures have agreed to the deferral of the payments of the principal of, and interest on, those debentures until the earliest to occur of (1) the date of the closing of the Barnett Shale property offer sale, (2) February 28, 2007, or (3) December 31, 2006, in the event we have not obtained a bona fide offer to purchase the Barnett Shale property from an unaffiliated third party by that date.

On December 19, 2006, we sold an aggregate of 5,225,000 investment units for a purchase price of $.20 per unit, for total proceeds of $1,045,000. Each unit consisted of one shares of the Company’s common stock and a warrant to purchase an additional share at an exercise price of $.20 per share.

The terms of the Secured Convertible Debentures require that we use our best efforts to obtain a bona fide offer or offers to sell our interest in the Barnett Shale property by December 31, 2006 and to complete the sale of the Barnett Shale property by February 28, 2007 for a purchase price equal to its fair market value. The proceeds from the sale of our interest in the Barnett Shale property will be applied towards the amounts we owe under our outstanding Secured Convertible Debentures, plus a 25% prepayment penalty. Thus, to the extent sales proceeds are less than $44,250,000, we will continue to owe money on our Secured Convertible Debentures. However, following a sale of our interest in the Barnett Shale property, we will not likely have the capital resources to repay such amounts in the absence of a material new financing transaction, as to which we can offer no assurances. Furthermore, if the cash consideration to be received by us in any such sale is less than $35 million, the consent of the holders of a majority of the outstanding principal amount of the Secured Convertible Debentures is required.

We received a non-binding offer to purchase the Barnett Shale property prior to the December 31, 2006 deadline and we are in the process of negotiating the terms of a definitive agreement with the party that submitted the offer. That transaction, if completed pursuant to the terms of the offer, would generate net sale proceeds for our portion of the project of less than $35 million. We have received the tentative consent of the holders of our Secured Convertible Debentures to pursue the completion of that transaction. If we are unable to complete the transaction by February 28, 2007, the holders of our Secured Convertible Debentures would have the right to redeem a portion of the Secured Convertible Debentures and we do not have funds available for that purpose. If we are able to complete the transaction, since the anticipated proceeds would be less than the amount required to redeem all of our outstanding Secured Convertible Debentures, a substantial principal amount of our Secured Convertible Debentures would remain outstanding.

Our liquidity and capital resources will continue to be adversely affected as two of our project partners have not paid their allocable project costs in an aggregate amount of approximately $5.2 million, of which approximately $1.6 million is due from a Barnett Shale partner, and approximately $3.6 million is due from our 45% Fayetteville Shale partner. While we will likely recover the balance owed by our Barnett Shale partner upon a sale of that project, we have no such short-term recourse in the case of our Fayetteville Shale partner. In the Fayetteville Shale project, our 45% partner is an early stage public company that has recently experienced significant solvency issues. Until it is able to secure additional funding, if at all, this partner will not have sufficient capital resources to fund its portion of our Fayetteville project costs. Until this partner is able to fund its past due payments, we will not be able to continue development of the Fayetteville Shale project. If this continues for more than the short-term, it may result in the loss of leases and financial penalties for not timely drilling wells. However, under the operating agreement with our partners, we have the right to foreclose upon their interests in the project if they do not pay their proportionate share of project costs. We are presently evaluating our alternatives for this project.

Our short-term plan of operations is to conduct the sale of the Barnett Shale property, as we are required to do so under the terms of our Secured Convertible Debentures, and as it is our only asset with sufficient near-term market value which, upon sale, would enable us to retire a significant portion of our Secured Convertible Debentures. Proceeds from our sale of the November 2006 Debentures provided sufficient funds on a net basis to allow us to satisfy a significant portion of our trade payables and fund our continued operations until the sale of the Barnett Shale property is concluded. However, pending a sale of the Barnett Shale property, our current capital resources will not be sufficient to sustain our operations for more than the short-term, or to fund the development of any of our other projects, or commence the development of any new projects. In light of our current limited capital, we are also attempting to sell our Whitewater project in Colorado, rather than participate in further drilling efforts to delineate the total potential of that play.

Until the sale of interests in the Barnett Shale property is completed, if at all, we can offer no assurances as to the ultimate sales proceeds likely to be realized through that process. However, if we complete the sale of the Barnett Shale property on the terms presently offered, the sales proceeds for our portion of the project will be less than $35 million. Thus, we will need to obtain the consent of the holders of our Secured Convertible Debentures and we will remain obligated to pay the remaining balance of our Secured Convertible Debentures over time. However, in the absence of securing additional financing proceeds, we will not have the available capital resources to do so. As we work to complete the sale of the Barnett Shale property, we intend to examine alternative methods by which we can recapitalize and refinance the Company. Since the sale would leave us with a substantial principal balance outstanding under the Secured Convertible Debentures, we will need to refinance the Secured Convertible Debentures and secure additional financing thereafter to fund our continued plan of operations. This includes the continued development of our Fayetteville Shale project (if interim evaluation demonstrates the appropriate value proposition), as well as locating and acquiring additional exploration opportunities and development projects with existing production. If we can recapitalize and refinance the Company, we plan to acquire new properties from major companies or independent companies seeking to divest non-core assets. These new opportunities would be designed to provide cash flow to the Company sufficient to support our corporate overhead and develop a diversified portfolio of exploration and production properties. We also believe that we may be able to secure less capital intensive development and exploration projects where the experience and industry track record of our management team is utilized to enhance the value of an existing asset base. Since we will not have conventional financing facilities available to us in the near term, we may also seek opportunities in properties or companies that are distressed and where the management capabilities of the Maverick team can be utilized to enhance the value of the properties.

Whether before, after, or in conjunction with, the sale of the Barnett Shale property, we will need to secure sufficient financing within the short-term to fund the future growth, exploration and development activities associated with our longer-term plan of operations. This may take the form of either debt-based financing, or sale of equity securities. Any sale of equity securities would require us to complete an amendment to our corporate charter (to increase the number of shares of capital stock available for issuance). We have commenced the process of amending our charter, and expect that it will be completed by the end of January 2007. If, within the short-term, we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us, we will not be able to maintain our operations as a going concern.

The scaling-back of our activities within the Fayetteville Shale play could also have an adverse effect on our liquidity. In conjunction with securing a drilling rig for our Fayetteville Shale program, we agreed to a two-year commitment to the drilling company. Currently, the rig has been reassigned to another operator. However, if the rig does not remain in use, we could be liable for rental fees of $16,600 per day (subject to contribution by our partners for their 55% pro rata interest in the project) through January 31, 2008, the remainder of the original commitment term. Given the demand for drilling rigs, we are optimistic that significant fees will not be incurred. In addition, certain leases in our Fayetteville Shale project require us to conduct additional drilling prior to the end of 2007. If these drilling obligations are not met or renegotiated, we could be obligated to pay total penalties of up to $3,000,000 to the landowners under those leases (subject to contribution by our partners for their 55% pro rata interest in the project). We may also be obligated to acquire certain additional leasehold acreage within the project area. As our Fayetteville Shale project is being scaled back for a more measured evaluation of the play, we will seek to renegotiate the terms of these arrangements to mitigate the financial obligations of the Company.

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

Valuation of Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, we valued the conversion feature of the debentures and warrants we issued in our January 2006, June 2006 and November 2006 financing transactions as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the three months ended November 30, 2006, we recognized a non-cash income of $10,986,681 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a short-term liability. This liability will remain until the debentures and converted, exercised, or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Rating Risk. As of November 30, 2006, we had $1,577,080 in cash and cash equivalents, and short term investments. At November 30, 2006, approximately $765,149 was held in our operating accounts to be used for general corporate purposes, and $811,931 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities. Based on sensitivity analysis performed on the financial instruments held as of November 30, 2006, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk. Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended November 30, 2006, a 10% fluctuation in the prices for natural gas and oil production would have had less than an approximate $0.1 million impact on our revenues.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We are subject to significant leverage, the terms of which require us to sell our Barnett Shale property within a certain time period.

We have incurred $36,750,000 of secured indebtedness through the sale of (i) $20 million of secured convertible debentures on January 5, 2006 (the “January 2006 Debentures”); (ii) $10 million of secured convertible debentures on June 21, 2006 (the “June 2006 Debentures”); and (iii) $6.75 million of secured convertible debentures on November 16, 2006 (the “November 2006 Debentures”) (collectively, the January 2006 Debentures, the June 2006 Debentures and November 2006 Debentures are referred to as the “Secured Convertible Debentures”). A prepayment penalty in the Secured Convertible Debentures will require a payment of $44,250,000 to fully retire the principal amount of the Secured Convertible Debentures in connection with the sale of our Barnett Shale property.

The terms of the Secured Convertible Debentures require us to use our best efforts to secure a bona fide offer for the purchase of our interest in the Barnett Shale property by December 31, 2006, and to complete the sale of that property by February 28, 2007. The proceeds from the sale of our interest in the Barnett Shale property must be applied towards the amounts we owe under our outstanding Secured Convertible Debentures, plus a 25% prepayment penalty. Thus, to the extent sales proceeds are less than $44,250,000, some portion of our Secured Convertible Debentures will remain outstanding. However, following a sale of our Barnett Shale property, we will not have the capital resources to repay any such remaining amounts in the absence of a material new financing transaction, as to which we can offer no assurances. Furthermore, if the cash consideration to be received by us in any such sale is less than $35 million, we will need to obtain the consent of the holders of a majority of the outstanding principal amount of the Secured Convertible Debentures for the sale.

On or before December 31, 2006, we received a bona fide offer for the sale of the Barnett Shale property on terms that would yield us net sales proceeds for our portion of the project of less than $35 million. We have tentatively received the approval of the holders of our Secured Convertible Debentures to pursue the sale to closure. We are in the process of negotiating the terms of a definitive purchase agreement and it is our expectation that the transaction will be completed on or before February 28, 2007. However, inasmuch as the offer is non-binding, we can offer no assurances that a mutually satisfactory agreement can be secured, or that the closing will occur within the expected time frame and price range, if at all. Assuming that the sale occurs in line with our current expectations, we will be left with a significant balance outstanding under our Secured Convertible Debentures, with no material source of liquidity from which to satisfy the same. Accordingly, as we work towards the Barnett Shale closing, our first priority will be to work with the holders of our Secured Convertible Debentures to refinance the remaining balance due under our Secured Convertible Debentures. Furthermore, even assuming we can do so, as most, if not all, of the proceeds from a sale of our Barnett Shale interests will be applied towards the reduction in the principal balance of our outstanding Secured Convertible Debentures, we will need to secure additional financing to fund our continued plan of operations.

We need additional capital; We have a material going concern risk.

We have spent all of the proceeds from the sale of our January 2006 Debentures and June 2006 Debentures and have allocated most all of the proceeds from the sale of our November 2006 Debentures to satisfy our outstanding trade payables and to sustain the further development of our Barnett Shale project while we are arranging for its sale. Even after applying the proceeds from the sale of our November 2006 Debentures and the sale of 5,225,000 shares and 5,225,000 warrants in December 2006, our current capital resources will only permit us to continue operations of the Barnett Shale project for the short-term until its sale. We will be unable to continue the development of our Fayetteville Shale project, or to otherwise sustain our operations or to develop our other projects or to fund our future growth and exploration activities. In addition, our current capital resources, together with our expected cash flow from operations, will not be sufficient to cover the interest and current portion of our Secured Convertible Debentures due within the short-term. We will, therefore, continue to seek additional capital to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, sale of our equity securities, farm-out arrangements or outright sale of portions of our existing properties. However, the terms of our Secured Convertible Debentures place certain limitations on any subsequent rounds of debt or equity financing and the sale of our properties. These limitations could impair our ability to secure the full amount of capital required, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional capital will be available to us or, if it is, whether we will be able to secure such capital in light of the restrictions of our Secured Convertible Debentures. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern. In this regard, our independent registered public accounting firm has included a going-concern paragraph in its audit report on our financial statements as of August 31, 2006 and for the year then ended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 17, 2006, we issued warrants to purchase 200,000 shares of our common stock at an exercise price of $2.00 per share. The warrants were issued to Casimir Capital, L.P. in consideration for financial advisory services. The warrants were issued in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), without payment of underwriting discounts or commissions to any person.

On September 18, 2006, we issued 1,100,000 shares of our common stock to FEQ Gas, LLC and 100,000 shares of our common stock to Fred Wilson, in consideration for consulting and advisory services they provided in connection with our acquisition of leasehold acreage for our Fayetteville Shale project. These shares were issued in a private placement transaction exempt from registration under the Securities Act in reliance on Section 4(2) thereunder, without payment of underwriting discounts or commissions to any person.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

On or about November 8, 2006, the holders of 52,623,901 shares of common stock (representing 50.9% of our then outstanding shares of common stock having voting power) executed and delivered to the Company written consents approving an amendment to our Articles of Incorporation that, effective as of January 30, 2007, will increase the total number of authorized shares of our common stock from 260 million to 335 million. The number of authorized shares of preferred stock will remain the same, at 10 million.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description
10.27	Separation Agreement dated September 8, 2006, between Maverick Oil and Gas, Inc. and James Parrish(1)
10.29	Securities Purchase Agreement dated November 16, 2006 (including accompanying schedules)(2)
10.30	Form of Secured Convertible Debenture dated November 16, 2006(2)
10.31	Form of Warrant dated November 16, 2006(2)
10.32	Form of Registration Rights Agreement dated November 16, 2006(2)
10.33	Form of Pledge and Security Agreement dated November 16, 2006(2)
10.34	Form of Waiver Letter dated November 16, 2006(2)
10.36	Form of Securities Purchase Agreement dated December 19, 2006 (including form of investor warrant)(3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(4)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(4)

(1) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 8, 2006.

(2) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 28, 2006.

(3) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 19, 2006.

(4) Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 15, 2007	MAVERICK OIL AND GAS, INC. /s/ James A. Watt James A. Watt Chief Executive Officer /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002