Form 10-Q
period 2007-02-28
MAVERICK OIL & GAS, INC.
filed 2007-04-16
CIK 1193159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission File Number: 000-50428

MAVERICK OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0377027
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

16415 Addison Road, Suite 850, Addison, TX	75001-5332
(Address of Principal Executive Offices)	(Zip Code)

(214) 239-4333
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer” and “large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐           Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 108,428,360 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of April 13, 2007.

MAVERICK OIL AND GAS, INC.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2007	August 31, 2006
ASSETS
Current Assets:
Cash	$1,348,173	$2,212,007
Accounts receivable	103,101	2,156,469
Prepaid expenses and advances to operators	101,331	71,771
Total Current Assets	1,552,605	4,440,247

Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	1,852,494	1,969,818
Unproved properties not being amortized, net of impairment	27,411,132	21,724,881
Buildings, furniture and equipment, net of accumulated depreciation of $116,222 and $94,771	478,472	789,278
Total Property, Plant and Equipment, Net	29,742,098	24,483,977

Prepaid loan fees and other assets	376,635	2,969,902
Assets held for sale	13,025,212	9,004,201
Total Assets	$44,696,550	$40,898,327

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:

Payables and Accrued Expenses:
Accounts payable and accrued expenses	$7,066,501	$8,069,833
Liabilities of held for sale operations	2,745,712	411,350
Payables for oil and gas interests	355,842	355,842
Total Payables and Accrued Expenses	10,168,055	8,837,025

Short-term Debt and Derivative Liability:
Short-term secured convertible debenture, net of unamortized discount of $0 at February 28, 2007 and $8,366,420 at August 31, 2006	10,000,000	1,633,580
Debt prepayment penalty accrual	7,500,000	7,500,000
Current portion of long-term debt, net of unamortized discount of $0 at February 28, 2007 and $6,010,880 at August 31, 2006	26,750,000	655,787
Derivative liability	12,801,994	18,087,733
Total Short-term Debt and Derivative Liability	57,051,994	27,877,100

Total Current Liabilities	67,220,049	36,714,125

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $12,021,758 at August 31, 2006	—	1,311,575
Asset retirement obligation	33,190	33,190
Total Long-Term Liabilities	33,190	1,344,765

Total Liabilities	67,253,239	38,058,890

Minority interest - assets held for sale	1,438,989	71,307

Stockholders’ Equity
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 335,000,000 shares; 108,428,360 shares issued and outstanding at February 28, 2007 and 101,911,116 shares issued and outstanding at August 31, 2006	108,429	101,912
Additional paid-in capital	55,975,985	53,541,999
Accumulated deficit	(80,080,092)	(50,875,781)
Total Stockholders’ Equity (Deficit)	(23,995,678)	2,768,130

Total Liabilities and Stockholders’ Equity (Deficit)	$44,696,550	$40,898,327

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006

Oil and gas sales revenues	$1,188,562	$362,319	$1,704,112	$1,173,488

Expenses:
Lease operating expenses	369,031	254,272	436,556	312,121
Exploration costs	719,297	40,361	719,297	62,436
General and administrative	1,605,888	5,710,315	3,145,125	8,950,276
Depreciation, depletion and amortization	70,981	651,664	191,185	905,474
Total expenses	2,765,197	6,656,612	4,492,163	10,230,307

Loss before minority interest	(1,576,635)	(6,294,293)	(2,788,051)	(9,056,819)

Minority interest	(323,501)	(4,391)	(399,683)	(54,328)

Loss from operations	(1,900,136)	(6,298,684)	(3,187,734)	(9,111,147)

Other income (expense):
Change in fair value of derivatives	(3,432,204)	(13,559,429)	7,554,477	(13,559,429)
Interest expense and discount amortization	(30,743,640)	(1,392,038)	(33,585,083)	(1,442,900)
Interest income	12,983	44,996	14,029	53,837
Total other income (expense)	(34,162,861)	(14,906,471)	(26,016,577)	(14,948,492)

Net loss	$(36,062,997)	$(21,205,155)	$(29,204,311)	$(24,059,639)

Basic and diluted loss per common share	$(0.34)	$(0.21)	$(0.28)	$(0.25)
Weighted average common shares outstanding	107,383,360	98,929,232	104,853,445	98,006,267

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended February 28,

2007		2006
Cash Flows from Operating Activities:
Net loss	$(29,204,311)	$(24,059,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	747,637	5,223,778
Minority interest	399,683	54,328
Change in fair value of derivatives	(7,554,477)	13,559,429
Interest expense and discount amortization	33,585,083	1,442,900
Depreciation, depletion and amortization	191,185	905,474
Exploration Costs	719,297	—
Loss on disposal of vehicles	11,761	—
Changes in working capital:
Decrease in accounts receivable	(725,133)	(128,209)
(Decrease) increase in prepaid expenses, advances to operators and others	54,985	(2,067,306)
(Decrease) in accounts payable and accrued expenses	(778,008)	(2,267,081)
Net cash used in operating activities	(2,552,298)	(7,336,326)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	(6,393,820)	(12,724,716)
Purchase of office building	—	(422,792)
Purchase of furniture and equipment	—	(110,788)
Proceeds from sale of vehicles	32,625	—
Proceeds from sale of building	186,659	—
Net cash used in investing activities	(6,174,536)	(13,258,296)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants	1,045,000	—
Proceeds from issuance of common stock, net of issuance costs	—	1,860,000
Proceeds from issuance of Secured Convertible Debentures, net of issuance costs	5,850,000	18,154,850
Proceeds from issuance of debt	—	3,000,000
Proceeds from minority interest owner	968,000	488,997
Repayment of debt	—	(2,011,457)
Net cash provided by financing activities	7,863,000	21,492,390

Net Increase (Decrease) in Cash	(863,834)	897,768
Cash at the Beginning of Period	2,212,007	3,008,854
Cash at the End of Period	$1,348,173	$3,906,622

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended February 28,

	2007	2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$47,309
Taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Discount of note due to derivative liability	$2,268,738	$20,000,000
Warrants issued for services	$130,968	$—
Stock issued for accrued interest	$378,082	$—
Contingent liability accrual - leasehold acreage	$1,213,171	$—
Reclassification of receivable balance to Unproved Properties	$2,799,348	$—

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by Maverick Oil and Gas, Inc. (“Maverick” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although Maverick believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Maverick’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2007.

Certain reclassifications have been made to the prior year amounts to conform with the current presentation.

NOTE 2. GOING CONCERN

The Company has incurred significant losses since its inception and as a result, a going concern paragraph was included within the audit report on our financial statements as of August 31, 2006, and for the year then ended. The Company has accumulated a deficit of $80,080,092 at February 28, 2007. During the quarter ended February 28, 2007, we incurred a loss from operations of $1,900,136.

Even after applying the proceeds from financing transactions that occurred since the beginning of our 2007 fiscal year, our current capital resources will only be sufficient to sustain our operations on a limited scale for the immediate term. We are arranging for the sale of our Barnett Shale project to comply with the terms of our Secured Convertible Debentures.   Our current capital resources will not be sufficient to continue the development of our Fayetteville Shale project, or to otherwise sustain our operations or to develop our other projects or to fund our future growth and exploration activities. Furthermore, our current capital resources will not be sufficient to satisfy the balance that will likely remain outstanding under our Secured Convertible Debentures following a sale of our interest in the Barnett Shale property. Accordingly, upon the sale of the Barnett Shale project, we will attempt to refinance the balance due under our Secured Convertible Debentures. We will also need to obtain additional capital to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, sale of our equity securities, farm-out arrangements or outright sale of portions of our existing properties. However, the terms of our Secured Convertible Debentures place certain limitations on any subsequent rounds of debt or equity financing. These limitations could impair our ability to secure the full amount of capital required, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional financing will be available to us or, if it is, whether we will be able to complete such financing in light of the restrictions of the Secured Convertible Debentures.

Our ability to continue as a going concern depends upon the sale of our Barnett Shale project, our ability to apply a portion of the proceeds of that sale to Fayetteville Shale related trade payables and to fund our continued plan of operations, the restructuring of our remaining Secured Convertible Debentures and obtaining sufficient financing to maintain operations. If we are unable to achieve all of these objectives, we will not be able to maintain our operations as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to cease operations as a going concern.

NOTE 3. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed by dividing the net earnings available to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the three and six-month periods ended February 28, 2007 and 2006, respectively, potential dilutive securities did not have a dilutive effect and were not included in the calculation of diluted net earnings per common share. As such, basic and diluted earnings per share are the same.

NOTE 4. SHARE-BASED COMPENSATION

The Company has adopted a Stock Incentive Plan (the "Stock Incentive Plan") which covers 15,000,000 shares of common stock.  During November 2006, we amended our Stock Option Plan to increase the shares covered thereunder from 10,000,000 to 15,000,000.

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

Prior to September 1, 2005, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended February 28, 2007, includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of November 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the six months ended February 28, 2007, the Company recognized stock-based compensation expenses of $747,637 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the six months ended February 28, 2007 and 2006, no tax benefits from the exercise of stock options has been recognized as no options have been exercised. Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	February 28, 2007	February 28, 2006
Expected life (years)	5.40%	2.98
Risk-free interest rate	4.25%	3.29%
Expected Volatility	71.07%	41.77%
Expected Dividend yield	0.0%	0.0%

The range of risk free interest rates used in the Black-Scholes option pricing Model (the “Model”) was 3.2% to 5.1%. The range of expected volatility used in the Model was 41.3% to 86.1%.

No options were issued by the Company during the six months ended February 28, 2007. A schedule of outstanding options is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	11,104,000	$1.14	2.83	$1,070,250
Granted	—	—	—	—
Exercised	—	—	—	—
Surrendered/Canceled	—	—	—	—
Outstanding on February 28, 2007	11,104,000	$1.14	2.34	$1,070,250

Exercisable on February 28, 2007	2,110,000	$2.05	1.75	$695,250

The weighted-average grant-date fair value for the six months ended February 28, 2007 and 2006 was $0.55/share and $0.46/share, respectively. No options were issued or exercised during the six months ended February 28, 2007 and 2006, respectively. The unrecognized share based compensation cost related to stock option expense at February 28, 2007 is $4,856,525 and will be recognized over a weighted average of 4.50 years.

Stock-based compensation expense recognized for restricted stock awards was $48,857 and $1,970,288 for the six months ended February 28, 2007 and 2006, respectively. Total unrecognized compensation cost related to unvested restricted shares at February 28, 2007 was $778,070 and will be recognized over a weighted average of 2.26 years.

During the quarter ended February 28, 2007 no additional restricted stock grants were made. A schedule of restricted stock outstanding is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 31, 2006	5,640,000	$2.21
Granted	—	—
Vested	—	—
Forfeited/Canceled	—	—

Outstanding on February 28, 2007	5,640,000	$2.21

NOTE 5. SENIOR SECURED CONVERTIBLE DEBENTURES

January 5, 2006 Senior Secured Convertible Debentures and Contingent Liability Accrual
On January 5, 2006, we sold secured convertible debentures and associated warrants (“the January 5 debentures”), for net proceeds of $18,270,000. The secured convertible debentures have an aggregate principal amount of $20,000,000 and are convertible into 21,331,058 shares of our common stock, based upon an initial conversion price $0.9376 per share, which is subject to anti-dilution adjustments. The January 5 debentures have a maturity date on the third anniversary of their issuance and bear interest at the rate of 7.5% per annum. The associated warrants are exercisable for 31,996,587 shares of our common stock over a five year period with 21,331,059 having an initial exercise price of $0.9376 per share, 5,332,764 having an initial exercise price of $1.50 per share, and the remaining 5,332,764 having an initial exercise price of $2.00 per share. The exercise prices of the warrants are subject to anti-dilution adjustments. As a result of the June 21, 2006 secured convertible debenture transaction described below (“the June 21 debentures”), 5,332,764 of these warrants priced at $1.50 per share were re-priced to $0.9376 per share and 5,332,764 of these warrants priced at $2.00 per share were re-priced to $0.9376 per share and an additional 9,241,334 warrants were issued at an exercise price of $0.9376 per share. In addition, provisions in the June 21 debentures provide for a 25% ($7.5 million) prepayment premium to be applied to the principal balances of both debentures upon the sale of the Barnett Shale assets. This prepayment premium is being accounted for as a debt prepayment penalty accrual in the accompanying balance sheets and has been expensed in full as a debt prepayment penalty in the consolidated statement of operations.

June 21, 2006 Senior Secured Convertible Debentures
On June 21, 2006, we sold secured convertible debentures and associated warrants for net proceeds of $9,656,000. The secured convertible debentures have an aggregate principal amount of $10,000,000 and are convertible into 10,665,529 shares of our common stock, based upon an initial conversion price of $0.9376 per share, which is subject to anti-dilution adjustments. The secured convertible debentures have a maturity date on the first anniversary of their issuance and bear interest at the rate of 9.75% per annum. The associated warrants are exercisable for 18,664,676 shares of our common stock over a five year period with an exercise price of $0.9376 per share. The exercise price of the warrants is subject to anti-dilution adjustments.

November 16, 2006 Senior Secured Convertible Debentures
On November 16, 2006, we sold secured convertible debentures and associated warrants (“the November 16 debentures”) for net proceeds of $5,850,000. The secured convertible debentures have an aggregate principal amount of $6,750,000 and are convertible into 8,437,500 shares of our common stock, based upon an initial conversion price of $0.80 per share, which is subject to anti-dilution adjustments. The secured convertible debentures have a maturity date of May 16, 2008 and bear interest at the rate of 8% per annum. In connection with this transaction, and the associated anti-dilution adjustments, we issued warrants exercisable for 18,000,000 shares of our common stock over a 5 year period with an exercise price of $0.20 per share. The exercise price of the warrants is subject to anti-dilution adjustments. As a result of the November 16 debenture transaction, the exercise price of the warrants previously granted in connection with the January 5 and June 21,debenture transactions, was reduced to $0.20 per share.

We agreed to register the resale of the shares of common stock issuable upon conversion of the January 5, June 21 and November 16 secured convertible debentures and exercise of the warrants associated with such debentures. The registration rights agreements associated with the debentures contain a liquidated damages provision that has been determined to be uneconomic. As a result, we have determined that the conversion feature of the secured convertible debentures and the warrants issued with the secured convertible debentures are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.   The fair value of the derivative liabilities was estimated using the Black-Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.  At February 28, 2007, the Company estimated the total fair value of the conversion feature and warrant liability at $12,801,995 and recognized non-cash income of $7,554,477 for the six months period ended February 28, 2007, for the January 5, June 21 and November 16 debentures.

Under the terms of the June 21 and November 16 secured convertible debentures, we were required to complete the sale of the Barnett Shale property by February 28, 2007. If the cash consideration to be received in any such sale is less than $35 million, the consent of the holders of a majority of the outstanding principal amount of the November 16 debentures is required. The proceeds from the sale of the Barnett Shale Property must be applied to the redemption of secured convertible debentures at a 25% premium.

On February 28, 2007, we entered into an agreement to sell the Barnett Shale property for an aggregate purchase price of $35.5 million ($22.5 million net to our interest), with a closing scheduled to occur during April 2007. In recognition of this agreement, the holders of our secured convertible debentures agreed to the amount of the purchase price and agreed to extend the required sale date until the actual closing date.

If we are unable to achieve a closing within a time frame acceptable to the holders of our secured convertible debentures, they have the right to require redemption of the principal amount of the debentures, including a 25% premium, plus all accrued and unpaid interest.

Scheduled payments on our secured convertible debentures have been deferred until the completion of the sale of our interest in the Barnett Shale project. Pending the restructuring of the remaining balances, all debentures have been reclassified as current, and the associated unamortized discount and loan fees have been expensed.

NOTE 6. INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

During January 2007, we amended our Articles of Incorporation to increase the total number of authorized shares of our common stock outstanding from 260 million to 335 million. The number of authorized shares of preferred stock remains the same at 10 million.

NOTE 7. — STOCKHOLDERS’ EQUITY

During October 2006, we issued 1,292,244 registered shares of our common stock as interest payment to the holders of our January 5 debentures. These shares were issued in lieu of a cash payment of $378,082 that would have otherwise been paid as interest through the period ended September 30, 2006.

On December 19, 2006, we issued an aggregate of 5,225,000 investment units in a private placement transaction at a purchase price of $0.20 per unit, for total proceeds of $1,045,000. Each investment unit consisted of one share of the Company’s common stock (the “Shares”) and a warrant to purchase an additional share of the Company’s common stock (the “Warrants”). The Warrants are exercisable for a period of three years, commencing January 30, 2007, at an exercise price of $0.20 per share, subject to customary anti-dilution adjustments. The Company has granted incidental (“piggyback”) registration rights to the investors in the private placement pursuant to which the Company has agreed to include the resale of the Shares (including the shares issuable upon exercise of the Warrants) in the next registration statement to be filed by the Company with the Securities and Exchange Commission (the “SEC”) (excluding its current registration statement on file with the SEC). However, these investors have the right to demand that the Company file a registration statement registering the resale of their Shares if a registration statement including the resale of their Shares is not otherwise filed by March 31, 2007.

The Shares and Warrants were issued to eight accredited investors, including James A. Watt, our former Chief Executive Officer, who purchased 1 million Shares and Warrants for a purchase price of $200,000. In connection with the transaction, and to insure that our authorized capital was sufficient to complete the placement, Line Trust Corporation Limited, one of our principal shareholders, agreed to surrender for cancellation outstanding warrants to purchase 5,225,000 shares of our common stock that it purchased from us in a private placement transaction completed in early 2005.

NOTE 8. ASSETS HELD FOR SALE

As part of the terms of the June 21 and November 16 financings, the Company has agreed to sell its interest in the Barnett Shale project. During February 2007, we entered into an agreement for the sale of this property. The closing of this transaction is expected to take place during April 2007. We have also decided that, strategically, it is in the Company’s best interest to sell our position in the Whitewater project in Mesa and Delta Counties of Colorado. We have been in negotiations with a local operator and expect to have that sale completed during the first half of calendar 2007. As such, we are accounting for these assets in accordance with FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. Pursuant to FAS 144 we have separated the detail of the individual assets and liabilities of these projects from our consolidated balance sheet and reflected them in a single asset category “Assets Held for Sale” and a single liability category “Liabilities of Held for Sale Operations”. The assets and liabilities of our Barnett Shale and Whitewater operations are comprised of the following at February 28, 2007 and August 31, 2006:

Assets and Liabilities- Held for Sale operations:

		February 28, 2007		August 31, 2006
Assets:	$		$
Accounts receivable		$278,302		$382,206
Advances to operators and others		306,560		306,560
		584,862		688,766
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net		8,562,927		4,378,006
Unproved properties not being amortized, net		1,958,109		2,018,115
Leasehold acquisition costs, net		1,919,314		1,919,314
		12,440,350		8,315,435

Total assets held for sale	$$	13,025,212	$$	9,004,201

Liabilities:
Accounts payable and accrued expenses	$$	2,705,158	$$	370,796
Asset retirement liability		40,554		40,554
Total liabilities of held for sale operations	$$	2,745,712	$$	411,350

NOTE 9. COMMITMENTS AND CONTINGENCIES

● Recent Legal Proceedings. On March 5, 2007, M.A. Wallace and Elvia Vaudine Wallace filed suit against us and our wholly-owned subsidiary, Maverick Woodruff County, LLC (“Woodruff County”), in the Circuit Court of Cross County, Arkansas. The plaintiffs have asserted damages of approximately $1.2 million based upon their allegation that Woodruff County failed to perform under the terms of an agreement to lease their acreage in Saint Francis and Woodruff Counties within Arkansas. We have recently filed an answer denying certain of the claims and asserting certain affirmative defenses. Although we are presently unable to predict with any certainty the outcome of this matter in view of the early stage of this proceeding, we have elected to record an estimated liability on our balance sheet for the amount claimed

● Fayetteville Shale. The scaling-back of our activities within the Fayetteville Shale play could expose the Company to certain contingent liabilities which could have an adverse effect on our financial condition, results of operations, and liquidity. In conjunction with securing a drilling rig for our Fayetteville Shale project, we agreed to a two-year commitment to the drilling company. Currently, the rig has been reassigned to another operator. However, if the rig does not remain in use, we could be liable for rental fees of $16,600 per day through January 31, 2008, the remainder of the original commitment term. Given the demand for drilling rigs, we are optimistic that significant fees will not be incurred. In addition, certain leases in our Fayetteville Shale project require us to conduct additional drilling prior to the end of 2007. If these drilling obligations are not met or renegotiated, we could be obligated to pay total penalties of up to $3,000,000 to the landowners under those leases. We may also be obligated to pay for and acquire certain additional leasehold acreage within the project area. As discussed above, a legal proceeding has recently been initiated against us seeking damages of over $1 million in connection with an alleged failure to purchase certain leasehold interests in our Fayetteville Shale project. As our Fayetteville Shale project is being scaled back for a more measured evaluation of the play, we will seek to renegotiate the terms of these arrangements to mitigate the financial obligations of the Company.

 Any claims asserted against us, in our capacity as the operator of the Fayetteville Shale project, would be subject to third-party contribution claims by us against our project partners for their pro rata interest in the project. Our ability to recover material amounts from our partners may be in doubt as a result of the recent bankruptcy filing of our 45% project partner discussed in Note 10 below.

● Investment Banking Fees. An investment banker engaged by us during November 2005 could be entitled to cash compensation and common stock purchase warrants as a result of a “tail” commitment made by us during November 2005 on all financing completed before December 2006 with investors who were introduced to us by this banker. If applicable to us, the “tail” commitment would relate to our November 16, 2006 issuance of convertible debentures. While we do not believe that the November 16, 2006 transaction triggers liability under this “tail” commitment, we have not yet completed our evaluation of the matter as we have been unsuccessful at confirming certain factual and legal matters with this banker. Since our analysis is not yet complete, and since no claims have been asserted, we have established no accrual for this matter.

● We also entered into an agreement with an investment banker during July 2006 requiring the banker to perform certain advisory services in return for which we had agreed to pay a monthly fee of $30,000 for twelve months. After making the first payment, all further payments were suspended as the banker provided no further service. Since we believe we are not liable for any further payments, we have established no accrual for this matter.

NOTE 10. SUBSEQUENT EVENTS

● Bankruptcy of Fayetteville Shale Project partner. On April 3, 2007, Cygnus Oil & Gas Corporation (“Cygnus”), our 45% partner in the Fayetteville Shale project, filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. As a result, for the foreseeable future it is not likely that Cygnus will have adequate resources to satisfy approximately $3.6 million of project costs that we believe are due relative to our Fayetteville Shale project. Furthermore, in its bankruptcy filing Cygnus claims to dispute the amount of our claim, without offering any detail as to the amount of any such dispute. In response to this action we have reclassified $2.8 million of this receivable to unproved properties to reflect our increased investment in drilling and development activities and $0.8 million to exploration expense to reflect Cygnus’ unfunded portion of the unsuccessful Morris 1-3H well.

● Recent Option Award. On March 23, 2007, we issued options to purchase 102,562 shares of our common stock at an exercise price of $1.00 per share to a third party consultant in return for services related to our Fayetteville Shale project.

● Recent Resignation of our Chief Executive Officer. On March 27, 2007, James A. Watt resigned as our Chief Executive Officer and as Chairman of our Board of Directors. The Company's Board of Directors has appointed David Preng as the Chairman of the Board of Directors and Stephen Cohen as interim Chief Executive Officer of the Company. The Board of Directors also formed an Office of the President to handle ongoing opertations, consisting of Mr. Cohen, John Ruddy, our Chief Financial Officer of the Company, and Ronald Idom, our Engineering Manager.

**************************

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. We expect to be able to complete the sale of our interest in the Barnett Shale property during April 2007. However we recognize that the sale is subject to customary closing conditions, certain of which may be beyond our control, and we may not be able to complete the sale on the terms previously announced by us. In connection with the sale of the Barnett Shale property, we hope to be able to work with the holders of our Secured Convertible Debentures to consent to our application of a portion of the proceeds from the sale to the repayment of certain Fayetteville Shale related trade payables and to fund our continued plan of operations and to refinance the remaining balance outstanding under our Secured Convertible Debentures, as our other assets do not otherwise generate sufficient cash flow to satisfy the repayment terms of these debentures, as presently structured. Assuming we can do that, we will also need to obtain additional financing to fund our projected plan of operations, including the further development of our existing projects and implementation of a growth strategy. This assumes however, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource project management services on terms satisfactory to us. Our ability to accomplish these objectives, however, depends upon among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us and to recruit an energy industry executive with the industry knowledge, marketing skills, and industry relationships to replace our former Chief Executive Officer. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in Item 1A of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended August 31, 2006, under the caption “Risk Factors”, and in our other filings with the Securities and Exchange Commission. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements.

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

Our ability to remain in operation as a going concern is presently subject to material uncertainty. As we discuss in more detail under “Liquidity and Capital Resources”, we have either spent or allocated the proceeds from our recent financing transactions, and our current capital resources will only permit us to remain in operation as a going concern for the immediate term. Furthermore, we have recently entered into an agreement to sell our interest in the Barnett Shale project. Even if the sale of our interest in the Barnett Shale property occurs in line with our current expectations, we will still be left with a significant balance outstanding under our Secured Convertible Debentures, with no material sources of liquidity with which to satisfy the same. In connection with the sale of the Barnett Shale property, we hope to be able to work with the holders of our Secured Convertible Debentures to consent to our application of a portion of the proceeds from the sale to the repayment of certain Fayetteville Shale related trade payables and to fund our continued plan of operations and to refinance the remaining balance outstanding under our Secured Convertible Debentures, as our other assets do not otherwise generate sufficient cash flow to satisfy the repayment terms of these debentures, as presently structured. We also intend to seek additional financing proceeds so as to fund our continued plan of operations.

If we are able to complete the sale of our Barnett Shale property, restructure the balance due under our Secured Convertible Debentures and otherwise secure adequate capital to fund our projected plan of operations, we believe opportunities may be available to us as a small independent energy company, primarily because large energy companies continue to focus their attention and resources on the discovery and development of large oil and gas fields, while divesting themselves of lower producing mature fields. Also, the recent economics of the oil and gas markets have improved as prices have risen over the last several years. Given these conditions, we believe that we have the opportunity to successfully compete in our chosen market.

Projects

We are currently involved in five projects, as follows:

• Barnett Shale, Wise County, Texas

Our largest project to date is the Barnett Shale play in Wise County, Texas. We own a working interest in over 9,700 gross (5,485 net) acres. The majority of this acreage is operated by Devon Energy and a portion is operated by Maverick. Four wells have been drilled and are producing on the Devon operated portion of the leasehold. It is anticipated that at least six additional wells will be drilled on the property in 2007. On the Maverick operated portion of the acreage, two wells have been drilled. One is producing and the other is currently shut in and being evaluated for a work over attempt. Numerous additional drilling opportunities exist on these properties. Drilling activity must be maintained on the properties to satisfy continuous drilling obligations of the undeveloped leasehold. Another well must be spud by June to satisfy this obligation.

As of February 28, 2007, we entered into an Agreement of Sale and Purchase (the “Agreement of Sale”) to sell our interest in the Barnett Shale project for expected proceeds, net to our interest, of approximately $22.5 million, subject to certain standard and customary apportionment items and potential purchase price adjustments. The sale of our interest in the Barnett Shale project has been undertaken by us to satisfy certain contractual obligations imposed under the terms of our Secured Convertible Debentures dated June 21, 2006 and November 16, 2006. We are required to apply the net proceeds from the sale towards the repayment of amounts due under those debentures. However, with the consent of the holders, it would be our objective to retain certain of the proceeds for capital programs and working capital. The holders of our outstanding debentures originally required the closing to occur on or before February 28, 2007. However, they have agreed to extend this timeframe until the actual closing date without any penalties. Closing of the transaction is scheduled to occur during April 2007. Closing is subject to the satisfaction of certain customary closing conditions, aggregate purchase price adjustments not exceeding twenty percent (20%) of the base purchase price, and the absence of any legal proceedings prohibiting the transaction.

If we are unable to complete the sale transaction as presently scheduled, the holders of our Secured Convertible Debentures would have the right to redeem a portion of the Secured Convertible Debentures and we do not have funds available for that purpose.  If we are able to complete the transaction, since the anticipated proceeds would be less than the amount required to redeem all of our outstanding Secured Convertible Debentures, a substantial principal amount of our Secured Convertible Debentures would remain outstanding.

• Fayetteville Shale

Our highest potential resource project is in the Fayetteville Shale play in Woodruff County, Arkansas. Our acreage is located approximately 25 miles east of the primary trend. We are operator of this project and have a 45% working interest. To date, we have acquired approximately 125,000 gross acres (56,400 net). Certain leases are subject to cancellation or, in certain instances, financial penalties if wells are not drilled prior to the end of 2007. The total cost to Maverick for this leasehold has been approximately $16 million. To date, Maverick has drilled four wells in Woodruff County. Two were drilled horizontally in different sections and completions have been attempted. Further work is required to fully evaluate both of these wells. A third well in the western portion of our acreage block found the Fayetteville Shale overlaying a wet sand. A completion was not attempted in this well fearing that any fracture stimulation of the shale would extend into the wet sand. The fourth well encountered good Fayetteville porosity in a clastic rich shale. This well is currently awaiting a completion attempt in this shale as well as in three additional potentially productive zones found in the well bore.

Our limited capital resources have caused us to scale back our activity within the play. We are currently watching industry activity in the area and seeking an industry partner to participate in further testing of our existing wells and the drilling of new wells to delineate the acreage. Even should we elect to do so, further development of this project without the assistance of an industry partner may be difficult in view of the recent bankruptcy filing of our 45% project partner, as discussed under “Liquidity and Capital Resources”.

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

Results of Operations.

For the Three Months Ended February 28, 2007 and February 28, 2006

We realized revenues from operations of $1,188,562 for the three month period ended February 28, 2007, as compared to $362,319 for the comparable prior year period. The increase in revenues is due to the production from the three new Barnett Shale wells that came onto production during the last two fiscal quarters.

We generated a net loss of $36,062,997 for the three month period ended February 28, 2007, as compared to a net loss of $21,205,155 for the comparable prior year period. The recognition of $30,743,640 of interest expense and a loss associated with the net change in fair value of derivatives associated with our secured convertible debentures of $3,432,204 were the major contributors to the loss for the second fiscal quarter of 2007. Scheduled payments on our secured convertible debentures have been deferred by the holders until the completion of the sale of the Barnett Shale project. Pending a restructuring of the remaining balances, the unamortized discount of $25,672,897 and unamortized loan fees of $2,331,726 have been recognized as part of interest expense for the quarter. EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis. This is a non-cash accounting event and does not represent a current or future cash requirement of the Company and as such has no impact on liquidity. This convention will cause a non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls. This accounting treatment does not impact operating income.

The loss from operations for the three month period ended February 28, 2007 was $1,900,136, as compared to a loss of $6,298,684 for the comparable prior year period. General and administrative expenses of $1,605,888 for the three month period ended February 28, 2007 were $4,104,427 lower than general and administrative expenses of $5,710,315 for the comparable prior year period. A decline of share based compensation expense of $3,110,926 and a decline in general administrative spending of $993,501 versus the comparable prior year period is the reason for the improvement.

For the Six Months Ended February 28, 2007 and February 28, 2006

We realized revenues from operations of $1,704,112 for the six month period ended February 28, 2007, as compared to revenue of $1,173,488 for the comparable prior year period. Production from the additional Barnett Shale wells is the primary reason for the increase.

We incurred a net loss of $29,204,311 for the six month period ended February 28, 2007, as compared to a net loss of $24,059,639 for the comparable prior year period. Non-cash charges of $26,136,666 were the largest component of our 2007 losses. Our loss from operations for the six month period ended February 28, 2007 was $3,187,734, compared to a loss from operations of $9,111,147 for the comparable prior year period.

Expenses were $4,492,163 for the six month period ended February 28, 2007, as compared to $10,230,307 for the six month period ended February 28, 2006. General and administrative expenses were $3,145,125 for the six month period ended February 28, 2007, as compared to $8,950,276 for the six month period ended February 28, 2006. The year to year decrease in general and administrative expenses is the result of lower share based compensation expense of $4,476,141 and a decline in general administrative spending of $1,329,010. Non-cash expenses of $26,136,666 for the six month period ended February 28, 2007 included $32,033,024 amortization of loan discounts and prepaid loan fees, $747,637 share based compensation, $191,185 depletion, depreciation and amortization, $719,297 exploration costs, offset by income of $7,554,477 for the mark to market of the conversion feature of the debentures and investment warrants primarily associated with the 2006 secured convertible debenture financings.

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

Liquidity and Capital Resources

Net cash used in operations was $2,552,298 for the six month period ended February 28, 2007. The primary use of cash in operating activities was to fund our net loss. Net cash used in investing activities for the period was $6,174,536 and consisted of funding drilling and development activities in the Barnett Shale and Fayetteville Shale projects, compared to $13,258,296 of investing activities for the same prior year period.

Net cash provided by financing activities during the six month period ended February 28, 2007 was $7,863,000 compared to $21,492,390 of cash provided during the comparable prior year period. The cash in the current period was provided by the sale by us on December 19, 2006 of 5,225,000 investment units for proceeds of $1,045,000 and the sale of secured convertible debentures on November 16, 2006 with net proceeds of $5,850,000 and proceeds from minority interest owners of $968,000.

Our net working capital deficit of $65,667,441 as of February 28, 2007 increased by $33,393,563 versus the August 31, 2006 deficit of $32,273,878. The increase is primarily attributed to the reclassification of $34,460,633 of our long term debt to current debt and a $3,575,268 reclassification of the Cygnus receivable offset by a $7,554,477 mark to market decline of the derivative liability of our debentures and associated warrants. This non-cash liability is recognized as a current liability because the debenture holders have the option to convert the debentures into our shares immediately should they choose.

Our liquidity and capital position was affected by the issuance of secured convertible debentures that occurred during our fiscal year ended August 31, 2006.

On January 5, 2006, we sold secured convertible debentures (the “January 5 debentures”) and five-year warrants to purchase up to 31,996,587 shares of our common stock (the “January 5 warrants”) for net proceeds of $18,270,000 in a private placement transaction. The January 5 debentures have an aggregate principal amount of $20,000,000, bear interest at 7.5% per annum, and have a maturity date on the third anniversary of their issuance, subject to the right of the holders to extend the maturity date for a period of up to three years.  Interest payments commenced on a quarterly basis during June 2006, with principal payments due in twenty-four equal monthly installments commencing in January 2007. Under limited circumstances, interest and principal payments may be made in shares of our common stock priced at an agreed upon discount to market. The January 5 debentures are convertible into 21,331,085 shares of our common stock at an initial conversion price of $0.9376 per share, subject to full-ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the January 5 debentures, upon payment of certain additional warrants. The Company's obligations under the January 5 debentures are secured by a security interest in all of the Company's assets. Of the January 5 warrants, 21,331,059 had an initial exercise price of $0.9376 per share, 5,332,764 had an initial exercise price of $1.50 per share, and the remaining 5,332,764 had an initial exercise price of $2.00 per share. The exercise prices of the January 5 warrants are also subject to full-ratchet anti-dilution adjustments which reduce the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the January 5 warrants, the number of shares issuable upon exercise of the January 5 warrants will be correspondingly adjusted.

To comply with the terms of a registration rights agreement we entered into in connection with the sale of January 5 debentures and January 5 warrants, we secured effectiveness of a registration statement filed with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to those securities. The registration statement must remain effective for a predetermined period subject to certain “grace periods”. If we fail to maintain the effectiveness of the registration statement, we will be required to pay liquidated damages of two percent of the aggregate purchase price of the January 5 debentures on the date of such failure and on every 30th day thereafter until such failure is cured.

On June 21, 2006, we sold additional secured convertible debentures (the "June 21 debentures") and five year warrants to purchase 18,664,676 shares of our common stock (the “June 21 warrants”) for net proceeds of $9,656,000 in a private placement transaction. The June 21 debentures have an aggregate principal amount of $10,000,000, bear interest at 9.75% per annum, and have a maturity date of June 21, 2007, subject to the right of the holders to extend the date for the payment of any installment of principal for a period of up to two years. Interest payments were scheduled to commence on a monthly basis on November 1, 2006, with principal payments due in equal monthly installments commencing on November 1, 2006 until June 21, 2007. Under limited circumstances, interest and principal payments may be made in shares of our common stock at an agreed upon discount to market. The June 21 debentures are convertible into 10,665,529 shares of our common stock at an initial conversion price of $0.9376 per share, subject to full-ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the June 21 debentures upon payment of certain additional warrants. The Company's obligations under the June 21 debentures are secured by a security interest in all of the Company's assets. The June 21 warrants had an initial exercise price of $0.9376 per share, subject to full-ratchet anti-dilution adjustments which reduce the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the June 21 warrants, the number of shares issuable upon exercise of the June 21 warrants will be correspondingly adjusted.

To comply with the terms of a registration rights agreement entered into in connection with the sale of the June 21 debentures and June 21 warrants, we secured effectiveness of a registration statement filed with the Securities and Exchange Commission for the purpose of registering the resale of the shares of common stock issuable pursuant to those securities. The registration statement must remain effective for a predetermined period subject to certain “grace periods”. If we fail to maintain the effectiveness of the registration statement, we will be required to pay liquidated damages of two percent of the aggregate purchase price of the June 21 debentures on the date of such failure and on every 30th day thereafter until such failure is cured.

Our liquidity and capital position continue to be affected by the following transactions that occurred during our fiscal year ending August 31, 2007.

On November 16, 2006, we sold additional secured convertible debentures (the "November 16 debentures") and, inclusive of anti-dilution adjustments, five year warrants to purchase 18,000,000 shares of our common stock (the “November 16 warrants”) for net proceeds of $5,850,000 in a private placement transaction. The November 16 debentures have an aggregate principal amount of $6,750,000, bear interest at 8% per annum, and have a maturity date of May 16, 2008, subject to the right of the holders to extend the date for the payment of any installment of principal for a period of up to two years. Interest on the November 16 debentures is payable monthly, commencing on June 1, 2007 (or, if earlier, on the first day of the calendar month following the date the registration statement covering the resale of the shares of common stock issuable pursuant to the November 16 debentures and November 16 warrants is declared effective), with principal payments due in equal monthly installments commencing on that date until May 16, 2008. Under limited circumstances, interest and principal payments may be made in shares of our common stock at an agreed upon discount to market. The November 16 debentures are convertible into 8,437,500 shares of our common stock at an initial conversion price of $0.80 per share, subject to full-ratchet anti-dilution adjustments which reduce the conversion price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants, or convertible securities in the future, except for the issuance of certain excluded securities. Also, under limited circumstances, the Company has the right to force the holders to convert certain partial amounts due under the November 16 debentures, upon payment of certain additional warrants. The Company's obligations under the November 16 debentures are secured by a security interest in all of the Company's assets. The November 16 warrants have an initial exercise price of $0.20 per share, subject to full-ratchet anti-dilution adjustments which reduces the exercise price to any lower price at which the Company issues any common stock, or is obligated to issue common stock pursuant to options, warrants or convertible securities, in the future, except for the issuance of certain excluded securities. Upon adjustment of the exercise price of the November 16 warrants, the number of shares issuable upon exercise of the November 16 warrants will be correspondingly adjusted. The terms of the June 21 debentures and the November 16 debentures incorporate a prepayment penalty of 25% that is due upon the sale of our Barnett Shale property.

We are obligated to register the resale of the shares issuable upon conversion of the November 16 debentures, the payment of interest on, and principal of, the November 16 debentures, and upon exercise of the associated November 16 warrants. The registration statement was to have been filed by January 31, 2007, however, the holders of the debentures have agreed to temporarily extend that deadline. Once filed, the registration statement must be declared effective by the Commission shortly thereafter (30 days in the case of no review by the Securities and Exchange Commission and 90 days in the case of a review by the Securities and Exchange Commission), and must remain effective and available for use until the earlier of the date that all of the securities covered by the registration statement can be resold without restriction pursuant to Securities and Exchange Commission Rule 144(k) and the date all of such securities have been sold pursuant to the registration statement. If the Company fails to meet the deadlines for the filing (as extended) or the effectiveness of the registration statement or, subject to certain "grace periods" of up to 20 consecutive days (but no more than 30 days in any 365-day period), if the registration is unavailable after it becomes effective, the Company is required to pay liquidated damages of two percent of the aggregate purchase price of the November 16 debentures and November 16 warrants on the date of such failure and on every 30th day thereafter until such failure is cured, subject to an aggregate cap of 10%.

As a result of our issuance of additional secured convertible debentures and warrants in June and November 2006, the exercise price of the January 5 warrants and June 2006 Warrants has been reduced to $0.20 per share and an additional 13,741,334 shares are issuable upon exercise of those warrants. The holders of the January 5 debentures and June 21 debentures have waived any anti-dilution adjustment to the conversion price of those debentures that would have otherwise resulted from the issuance of the secured convertible debentures and warrants in June and November 2006. In addition, the holders of the January 5 debentures and June 21 debentures have agreed to the deferral of the payments of the principal of, and interest on, those debentures until the date of the closing of the Barnett Shale property offer sale.

On December 19, 2006, we sold an aggregate of 5,225,000 investment units for a purchase price of $0.20 per unit, for total proceeds of $1,045,000. Each unit consisted of one share of the Company’s common stock and a warrant to purchase an additional share at an exercise price of $0.20 per share. We agreed to register the resale of the units in the next registration statement we file with the Securities and Exchange Commission. However, the holders of the units may demand that we file a registration statement on their behalf if we have not done so by March 31, 2007.

As of February 28, 2007, we entered into an agreement to sell our interest in the Barnett Shale project for expected proceeds, net to our interest, of approximately $22.5 million, subject to certain standard and customary apportionment items and potential purchase price adjustments. The sale of our interest in the Barnett Shale project has been undertaken by us to satisfy certain contractual obligations imposed under the terms of our secured convertible debentures dated June 21, 2006 and November 16, 2006. The holders of our outstanding debentures originally required the closing to occur on or before February 28, 2007, however, they have agreed to extend this timeframe until the actual closing date without any penalties. Closing of the transaction is scheduled to occur during April 2007. Closing is subject to the satisfaction of certain customary closing conditions, aggregate purchase price adjustments not exceeding twenty percent (20%) of the base purchase price, and the absence of any legal proceedings prohibiting the transaction.

During the course of preparing for the completion of this sale, the purchaser has requested certain adjustments to the purchase price the parties are discussing. There is no assurance we will be able to complete the sale pursuant to the terms of our agreement with the purchaser. If we are unable to complete the sale transaction as presently scheduled, the holders of our secured convertible debentures would have the right to require redemption of a portion of the secured convertible debentures and we do not have funds available for that purpose.  If we are able to complete the transaction, since the anticipated proceeds would be less than the amount required to redeem all of our outstanding secured convertible debentures, a substantial principal amount of our secured convertible debentures would remain outstanding.

Our liquidity and capital resources will continue to be adversely affected as two of our project partners have not paid their allocable project costs in an aggregate amount of approximately $5.2 million, of which approximately $1.6 million is due from a Barnett Shale partner, and approximately $3.6 million is due from our 45% Fayetteville Shale partner. While we will likely recover the balance owed by our Barnett Shale partner upon a sale of that project we have no such short-term recourse in the case of our Fayetteville Shale partner. In the Fayetteville Shale project, our 45% partner is an early stage public company that has recently filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result, it is likely that for the foreseeable future this partner will not have sufficient capital resources to fund its portion of our Fayetteville project costs. Furthermore in its bankruptcy filing, this partner has disputed the amount of past project costs we claim are due and owing, without offering any detail as to the amount of any such dispute. Until this partner is able to fund its past due payments, if at all, or assign its interest in the Fayetteville Shale to a third party that assumes its past funding obligations, it will be difficult for us to continue development of the Fayetteville Shale project. Failure to recover these project costs for more than the short-term may result in the loss of leases and financial penalties for not timely drilling wells. Under the operating agreement with this partner, we may have the right to foreclose upon its interests in the project if it does not pay its proportionate share of project costs. However, in recognition of its recent bankruptcy filing, we are evaluating our alternatives.

Our short-term plan of operations is to complete the sale of the Barnett Shale property, as we are required to do so under the terms of our secured convertible debentures, and as it is our only asset with sufficient near-term market value which, upon sale, would enable us to retire a portion of our secured convertible debentures. However, pending a sale of the Barnett Shale property, our current capital resources will not be sufficient to sustain our operations for more than the immediate-term, or to fund the development of any of our other projects, or commence the development of any new projects. In light of our current limited capital, we are also attempting to sell our Whitewater project in Colorado, rather than participate in further drilling efforts to delineate the total potential of that play.

Until the sale of interests in the Barnett Shale property is completed, if at all, we can offer no assurances as to the ultimate sales proceeds likely to be realized through that process. However, if we complete the sale of the Barnett Shale property on the terms in our agreement with the purchaser, the sales proceeds for our portion of the project will approximate $22.5 million. After payment of direct expenses of the sale and certain project related trade payables, we are required to apply the balance of the net proceeds of the sale towards the repayment of amounts due under our secured convertible debentures. However, to facilitate our ability to remain a going concern, we will seek the consent of our debenture holders to permit the allocation of funds towards certain Fayetteville Shale related trade payables and to fund our continued plan of operation. As we will have no material cash flow following the sale of our Barnett Shale project, we will need to examine alternative methods by which we can restructure our remaining indebtedness and recapitalize the capital structure of the Company. If we can recapitalize and refinance the Company, we plan to acquire new properties from major companies or independent companies seeking to divest non-core assets. These new opportunities would be designed to provide cash flow to the Company sufficient to support our corporate overhead and develop a diversified portfolio of exploration and production properties. We also believe that we may be able to secure less capital intensive development and exploration projects where the experience and industry track record of our management team is utilized to enhance the value of an existing asset base. Since we will not have conventional financing facilities available to us in the near term, we may also seek opportunities in properties or companies that are distressed and where the management capabilities of the Maverick team can be utilized to enhance the value of the properties. However, following the sale of our Barnett Shale project, if we are unable to restructure the terms of our outstanding secured convertible debentures, restructure the outstanding capitalization of the Company and otherwise secure sufficient financing, we will not be able to maintain our operations as a going concern.

The scaling-back of our activities within the Fayetteville Shale play could expose the Company to certain contingent liabilities which could have an adverse effect on our liquidity. In conjunction with securing a drilling rig for our Fayetteville Shale program, we agreed to a two-year commitment to the drilling company. Currently, the rig has been reassigned to another operator. However, if the rig does not remain in use, we could be liable for rental fees of $16,600 per day through January 31, 2008, the remainder of the original commitment term. Given the demand for drilling rigs, we are optimistic that significant fees will not be incurred. In addition, certain leases in our Fayetteville Shale project require us to conduct additional drilling prior to the end of 2007. If these drilling obligations are not met or renegotiated, we could be obligated to pay total penalties of up to $3,000,000 to the landowners under those leases. We may also be obligated to pay for and acquire certain additional leasehold acreage within the project area. In this regard, a legal proceeding has recently been initiated against us seeking damages of over $1 million in connection with an alleged failure to purchase certain leasehold interests in our Fayetteville Shale project. This is discussed in Part II of this report under the caption “Legal Proceedings”. As our

Fayetteville Shale project is being scaled back for a more measured evaluation of the play, we will seek to renegotiate the terms of these arrangements to mitigate the financial obligations of the Company. Any claims asserted against us, in our capacity as the operator of the Fayetteville Shale project would be subject to third-party contribution claims by us against our project partners for their pro rata interest in the project. Our ability to recover material amounts from our partners may be in doubt as a result of the recent bankruptcy filing of our 45% project partner discussed above.

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

Valuation of Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we valued the conversion feature of the debentures and warrants we issued in our January 2006, June 2006 and November 2006 financing transactions as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the six months ended February 28, 2007, we recognized a non-cash income of $7,554,477 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a short-term liability. This liability will remain until the debentures are converted, exercised, or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting, the timing of which may be outside our control.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Rating Risk.  As of February 28, 2007, we had $1,348,173 in cash and cash equivalents, and short term investments.  At February 28, 2007, approximately $853,273 was held in our operating accounts to be used for general corporate purposes, and $494,900 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities.  Based on sensitivity analysis performed on the financial instruments held as of February 28, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk.  Our major commodity price risk exposure is to the prices received for our natural gas and oil production.  Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil.  Prices received for natural gas and oil are volatile and unpredictable and are beyond our control.  For the quarter ended February 28, 2007, a 10% fluctuation in the prices for natural gas and oil production would have had an approximate $0.1 million impact on our revenues.

Item 4. Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon that evaluation, our CEO and CFO concluded, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There has been no change in our internal controls over financial reporting identified in connection with that evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2007, M.A. Wallace and Elvia Vaudine Wallace filed suit against us and our wholly-owned subsidiary, Maverick Woodruff County, LLC (“Woodruff County”), in the Circuit Court of Cross County, Arkansas. The plaintiffs have asserted damages of approximately $1.2 million based upon their allegation that Woodruff County failed to perform under the terms of an agreement to lease their acreage in Saint Francis and Woodruff Counties within Arkansas. We have recently filed an answer denying certain of the claims and asserting certain affirmative defenses. However, we are presently unable to predict with any certainty the outcome of this matter in view of the early stage of the proceeding.

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

On or before December 31, 2006, we received bona fide offers for the sale of the Barnett Shale property on terms that would yield us net sales proceeds for our portion of the project of less than $35 million. As of February 28, 2007, we entered into an agreement to sell our interest in the Barnett Shale property for expected proceeds, net to our interest, of approximately $22.5 million, subject to certain standard and customary apportionment items and potential purchase price adjustments. The holders of the Secured Convertible Debentures agreed to extend the February 28, 2007 deadline for the sale of the Barnett Shale property until the actual closing date without any penalties. Closing of the transaction is scheduled to occur during April 2007. Closing is subject to the satisfaction of certain customary closing conditions, aggregate purchase price adjustments not exceeding twenty percent (20%) of the base purchase price, and the absence of any legal proceedings prohibiting the transaction.

During the course of preparing for the completion of this sale, the purchaser has requested certain adjustments to the purchase price the parties are discussing. There is no assurance we will be able to complete the sale pursuant to the terms of our agreement with the purchaser. If we are unable to complete the sale as presently scheduled, the holders of our Secured Convertible Debentures would have the right to require redemption of a portion of the Secured Convertible Debentures and we do not have funds available for that purpose.  If we are able to complete the transaction, we are required to apply the net proceeds of the sale towards the repayment of amounts due under our Secured Convertible Debentures, after payment of direct expenses of the sale and certain project related trade payables. Since the anticipated net proceeds would be less than the amount required to redeem all of our outstanding Secured Convertible Debentures, a substantial principal amount of our Secured Convertible Debentures would remain outstanding.

To facilitate our ability to remain a going concern, we intend to seek the consent of the holders of our Secured Convertible Debentures to permit the allocation of any proceeds from the sale of our Barnett Shale property towards certain Fayetteville Shale related trade payables and to fund our continued plan of operation. In addition, since we will have no material cash flow following the sale of our Barnett Shale property, we will need to restructure our remaining indebtedness and recapitalize the capital structure of the Company to continue operations.

Our ability to continue as a going concern depends upon the sale of our Barnett Shale property, our ability to apply a portion of the proceeds of that sale to certain Fayetteville Shale related payables and to fund our continued plan of operations, the restructuring of our remaining Secured Convertible Debentures and obtaining sufficient financing to maintain operations.  If we are unable to achieve all of these objectives, we will not be able to maintain our operations as a going concern.

We need additional capital; We have a material going concern risk.

We have spent almost all of the proceeds from the sale of our Secured Convertible Debentures and our sale of common stock and warrants in December 2006.  We will be unable to continue the development of our Fayetteville Shale project, or to otherwise sustain our operations or to develop our other projects or to fund our future growth and exploration activities if we are unable to obtain additional financing. We will, therefore, continue to seek additional capital to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, sale of our equity securities, farm-out arrangements or outright sale of portions of our existing properties. However, the terms of our Secured Convertible Debentures place certain limitations on any subsequent rounds of debt or equity financing and the sale of our properties. These limitations could impair our ability to secure the full amount of capital required, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional capital will be available to us or, if it is, whether we will be able to obtain such capital in light of the restrictions of our Secured Convertible Debentures. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern. In this regard, our independent registered public accounting firm has included a going-concern paragraph in its audit report on our financial statements as of August 31, 2006 and for the year then ended.

Our Fayetteville Shale project has not met with initial success and we need an industry partner to continue its development.

Our largest potential play is in Woodruff County, Arkansas, where we have established a significant acreage position and drilled four wells to date. Geologic data indicates the potential presence of natural gas; however, none of our wells have yet established commercial production and we will need to conduct additional drilling and testing of existing well bores to determine the commercial potential of the play.

Our limited capital resources have caused us to scale back our activity within the play.  We are currently watching industry activity in the area and seeking an industry partner to participate in further testing of our existing wells and the drilling of new wells to delineate the acreage.  Even should we elect to do so, further development of this project, without the assistance of an industry partner may be difficult. Our existing 45% Fayetteville Shale partner is an early stage public company that has recently filed for protection under Chapter 11 of the United States Bankruptcy Code.  That partner owes us approximately $3.6 million for its share of project costs, which it has disputed in its bankruptcy filing. It is likely that for the foreseeable future this partner will not have sufficient capital resources to fund its portion of our Fayetteville project costs.  Until this partner is able to fund its past due payments, if at all, or assign its interest in the Fayetteville Shale to a third party that assumes its past funding obligations, it will be difficult for us to continue development of the Fayetteville Shale project. Failure to recover these project costs for more than the short-term may result in the loss of leases and financial penalties for not timely drilling wells.

We need to replace our former Chief Executive Officer.

On March 27, 2007, James A. Watt resigned as our Chief Executive Officer and as Chairman of our Board of Directors. His departure may adversely affect our ability to complete the sale of our Barnett Shale property and may also adversely affect our ability to restructure our indebtedness with the holders of our Secured Convertible Debentures. The Company's Board of Directors has appointed director David Preng as the Chairman of the Board of Directors and Stephen Cohen as interim Chief Executive Officer of the Company. The Board of Directors also formed an Office of the President to handle ongoing operations, consisting of Mr. Cohen, John Ruddy, our Chief Financial Officer of the Company, and Ronald Idom, our Engineering Manager of the Company.

We will need to recruit an energy industry executive with the industry knowledge, marketing skills, and industry relationships necessary to accomplish our long term objectives. It will be difficult to recruit such an executive under our current circumstances.

We may be required to incur material expenses in defending or resolving outstanding litigation which would adversely affect our results of operations and liquidity.

We and our wholly-owned subsidiary, Maverick Woodruff County, LLC (“Woodruff County”), are defendants in a lawsuit seeking damages of approximately $1.2 million.  We could incur material expenses in the defense and resolution of this litigation which could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description
10.37	Amendment to Articles of Incorporation dated January 30, 2007(1)
10.38	Agreement of Sale and Purchase by and between RBE, LLC and Pioneer Natural Resources USA, Inc. dated February 28, 2007(2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(3)

32.2
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(3)

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 30, 2007.
(2)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 6, 2007.
(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007	MAVERICK OIL AND GAS, INC. /s/ Stephen M. Cohen Stephen M. Cohen Chief Executive Officer (Interim) /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002