Form 10-Q
period 2007-05-31
MAVERICK OIL & GAS, INC.
filed 2007-08-03
CIK 1193159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May, 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of  “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □                                  Accelerated filer □                           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 108,428,360 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of July 15, 2007.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	May 31, 2007	August 31, 2006
Current Assets:
Cash	$2,126,180	$2,212,007
Accounts receivable	11,734	2,156,469
Prepaid expenses and advances to operators	49,565	71,771
Total Current Assets	2,187,479	4,440,247

Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Proved properties, net	1,852,463	1,969,818
Unproved properties not being amortized	27,292,028	21,724,881
Buildings, furniture and equipment, net of accumulated depreciation of $139,228 and $94,771	455,468	789,278
Total Property, Plant and Equipment, Net	29,599,959	24,483,977

Other assets and prepaid loan fees	380,262	2,969,902
Assets held for sale and discontinued operations	2,431,832	9,004,201
Total Assets	$34,599,532	$40,898,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:

Payables and Accrued Expenses:
Accounts payable and accrued expenses	$5,619,772	$8,069,833
Liabilities of held for sale and discontinued operations	283,444	411,350
Payables for oil and gas interests	355,842	355,842
Total Payables and Accrued Expenses	6,259,058	8,837,025

Short-term Debt and Derivative Liability:
Short-term secured convertible debenture, net of unamortized discount $8,366,420	—	1,633,580
Debt prepayment penalty accrual	—	7,500,000
Current portion of long-term debt, net of unamortized discount of $6,010,880	—	655,787
Derivative liability	1,840,521	18,087,733
Total Short-term Debt and Derivative Liability	1,840,521	27,877,100

Total Current Liabilities	8,099,579	36,714,125

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $12,021,758 at August 31, 2006	27,082,301	1,311,575
Asset retirement obligation	33,190	33,190
Total Long-Term Liabilities	27,115,491	1,344,765

Total Liabilities	35,215,070	38,058,890

Minority interest – discontinued operations	484,675	71,307

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 335,000,000 shares; 108,428,360 shares issued and outstanding at May 31, 2007 and 101,911,116 shares issued and outstanding at August 31, 2006	108,429	101,912
Additional paid-in capital	56,482,633	53,541,999
Accumulated deficit	(57,691,275)	(50,875,781)
Total Stockholders’ Equity (Deficit)	(1,100,213)	2,768,130

Total Liabilities and Stockholders’ Equity /(Deficit)	$34,599,532	$40,898,327

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006

Oil and gas sales revenues	$58,890	$211,698	$129,098	$803,781

Expenses:
Lease operating expenses	19,569	94,176	37,170	249,808
Exploration costs	32,867	3,177	752,164	65,614
Impairment of oil and gas properties	424,669	—	424,669	—
General and administrative	1,713,661	2,170,874	4,734,078	11,120,363
Depreciation, depletion and amortization	30,361	180,697	221,546	832,101
Total expenses	2,221,127	2,448,924	6,169,627	12,267,886

Loss from continuing operations before other income (expense)	(2,162,237)	(2,237,226)	(6,040,529)	(11,464,105)

Other income (expense):
Change in fair value of derivatives	10,961,473	655,910	18,515,950	(12,903,519)
Interest expense and discount amortization	(699,435)	(723,507)	(34,284,517)	(2,166,407)
Interest income	57,694	14,436	71,722	68,275
Total other income (expense)	10,319,732	(53,161)	(15,696,845)	(15,001,651)

Income (loss) from continuing operations	8,157,495	(2,290,387)	(21,737,374)	(26,465,756)

Discontinued Operations:
Net income from operations of discontinued segment, including gain on disposal of $23,144,109 at May 31, 2007	23,709,908	158,712	24,800,151	328,771

Income (loss) before minority interest	31,867,403	(2,131,675)	3,062,777	(26,136,985)

Minority interest in discontinued operations	(9,478,587)	(10,238)	(9,878,271)	(64,566)

Net Income (Loss)	$22,388,816	$(2,141,913)	$(6,815,494)	$(26,201,551)

(Amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Basic Earnings (loss) per common share:
Income (loss) from continuing operations	$0.08	$(0.02)	$(0.20)	$(0.27)
Income from discontinued operations	0.13	0.00	0.14	0.00
Net income (loss) per common share	$0.21	$(0.02)	$(0.06)	$(0.27)

Weighted average common shares	108,428,360	98,976,015	106,058,179	98,348,755

(Amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Diluted Earnings (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.02)	$(0.20)	$(0.27)
Income from discontinued operations	0.10	0.00	0.14	0.00
Net income (loss) per common share	$0.16	$(0.02)	$(0.06)	$(0.27)

Weighted average common shares	138,420,894	98,976,015	106,058,179	98,348,755

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,

	2007	2006
Cash Flows from Operating Activities:
Loss from continuing operations	$(21,737,374)	$(26,465,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,254,284	5,813,266
Change in fair value of derivatives	(18,515,950)	12,903,519
Interest expense and discount amortization, non-cash	32,452,216	1,895,589
Depreciation, depletion and amortization	221,547	832,101
Exploration Costs	752,164	—
Impairment of oil and gas properties	424,669	—
Loss on sale of vehicles	11,761	—
Changes in working capital:
Increase in accounts receivable	(633,770)	(459,336)
(Increase) decrease in prepaid expenses, advances to operators and others	405,253	(1,254,586)
Increase (decrease) in accounts payable and accrued expenses	(3,221,652)	663,964
Net cash used in operating activities	(8,586,852)	(6,071,239)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	(2,286,738)	(16,889,741)
Purchase of office building	—	(547,800)
Purchase of furniture and equipment	—	(108,512)
Proceeds from sale of vehicles	32,625	—
Proceeds from sale of building	186,659	—
Net cash used in investing activities	(2,067,454)	(17,546,053)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants	1,045,000	—
Proceeds from issuance of common stock, net of issuance costs	—	1,860,000
Proceeds from issuance of Secured Convertible Debentures, net of issuance costs	5,850,000	21,154,850
Repayment of prepayment penalty	(7,500,000)	—
Repayment of long-term debt	(9,667,699)	—
Repayment of note payable	—	(2,016,404)
Net cash provided by (used in) financing activities	(10,272,699)	20,998,446

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended May 31,

	2007	2006
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	1,478,517	1,902,408

Net cash provided by (used in) investing activities	30,906,511	(1,740,398)
Net cash provided by (used in) financing activities	(11,543,850)	928,563
Net cash provided by (used in) discontinued operations	20,841,178	1,090,573

Net Increase Decrease in Cash	(85,827)	(1,528,273)
Cash at the Beginning of Period	2,212,007	3,008,854
Cash at the End of Period	$2,126,180	$1,480,581

	Nine Months Ended May 31,
	2007	2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,832,301	$396,329
Taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Discount of note due to derivative liability	$2,268,738	$20,000,000
Warrants issued for services	$130,968	$—
Stock issued for accrued interest	$378,082	$—
Contingent liability accrual – leasehold acreage	$1,213,171	$—
Reclassification of receivable balance to unproved properties	$2,779,348	$—

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

Certain reclassifications have been made to the prior year amounts to conform to with the current presentation.

NOTE  2.  GOING CONCERN

The Company has incurred significant losses since its inception and as a result, a going concern paragraph was included within the audit report on our financial statements as of August 31, 2006, and for the year then ended.  The Company has accumulated a deficit of $57,691,275 at May 31, 2007. During the quarter ended May 31, 2007, we incurred a loss from continuing operations before other income (expenses) of $2,162,237.

Even after applying the proceeds from financing transactions and the sale of our interest in the Barnett Shale project, each of which  occurred during our 2007 fiscal year, our current capital resources will only be sufficient to sustain our operations on a limited scale for the immediate term.   Our current capital resources are not sufficient to satisfy  trade payables related to our Fayetteville Shale project,  to  continue the development of our Fayetteville Shale project, or to otherwise sustain our operations or to develop our other projects or to fund our future growth and exploration activities. Furthermore, our current capital resources are not  sufficient to satisfy the balance outstanding under our Secured Convertible Debentures. Accordingly,  we will  need to obtain additional capital to finance the development of our existing projects and to fund our future growth and exploration activities. If available, this could take the form of either debt-based financing, sale of our equity securities, farm-out arrangements or outright sale of portions of our existing properties. There is no assurance that additional debt or equity financing is available to us or, if it is, whether we will be able to complete such financing in light of the senior security interest already granted to the holders of our Secured Convertible Debentures. If we are unable to secure sufficient additional financing proceeds or other funding sources, we will not be able to maintain our operations as a going concern for more than the immediate term. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to cease operations as a going concern.

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

The Company has adopted a Stock Incentive Plan (the "Stock Incentive Plan") which covers 15,000,000 shares of common stock. .

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

Prior to September 1, 2005, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  Prior periods were not restated to reflect the impact of adopting the new standard.  As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended May 31, 2007, includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of November 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the nine months ended May 31, 2007, the Company recognized stock-based compensation expenses of  $1,254,285 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the nine months ended May 31, 2007 and 2006, no tax benefits from the exercise of stock options has been recognized as no options have been exercised.  Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	May 31, 2007	May 31, 2006
Expected life (years)	5.40%	2.98
Risk-free interest rate	4.25%	3.96%
Expected Volatility	71.07%	65.20%
Expected Dividend yield	0.0%	0.0%

The range of risk free interest rates used in the Black-Scholes option pricing Model (the “Model”) was 3.2% to 5.1%.  The range of expected volatility used in the Model was 41.3% to 86.1%.

No options were issued by the Company during the nine months ended May 31, 2007. A schedule of outstanding options is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	11,104,000	$1.14	2.83	$1,070,250
Granted	—	—	—	—
Exercised	—	—	—	—
Surrendered/Canceled	7,560,000	0.76	—	375,000
Outstanding on May 31, 2007	3,544,000	$1.95	1.23	$695,250

Exercisable on May 31, 2007	2,610,000	$1.87	0.73	$695,250

The weighted-average grant-date fair value for the nine months ended May 31, 2007 and 2006 was $0.64/share and $0.91/share, respectively. No options were issued or exercised during the nine months ended May 31, 2007 and 2006, respectively. The unrecognized share based compensation cost related to stock option expense at May 31, 2007 is $708,252 and will be recognized over a weighted average of 2.25 years.

Stock-based compensation expense recognized for restricted stock awards was $23,072 and $1,970,288 for the nine months ended May 31, 2007 and 2006, respectively. Total unrecognized compensation cost related to unvested restricted shares at May 31, 2007 was $47,487 and will be recognized over a weighted average of 1.58 years.

During the quarter ended May 31, 2007, no additional restricted stock grants were made. A schedule of restricted stock outstanding is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 31, 2006	5,640,000	$2.25
Granted	—	—
Vested	—	—
Forfeited/Canceled	(1,000,000)	0.80

Outstanding on May 31, 2007	4,640,000	$2.57

NOTE 5.   SENIOR SECURED CONVERTIBLE DEBENTURES

January 5, 2006 Senior Secured Convertible Debentures and Contingent Liability Accrual
On January 5, 2006, we sold secured convertible debentures and associated warrants (“the January 5 debentures”), for net proceeds of $18,270,000.  The secured convertible debentures had an aggregate principal amount of $20,000,000 and are convertible into 21,331,058 shares of our common stock, based upon an initial conversion price $0.9376 per share, which was subject to anti-dilution adjustments. The January 5 debentures had a maturity date on the third anniversary of their issuance and bore interest at the rate of 7.5% per annum.  The associated warrants were exercisable for 31,996,587 shares of our common stock over a five year period with 21,331,059 having an initial exercise price of $0.9376 per share, 5,332,764 having an initial exercise price of $1.50 per share, and the remaining 5,332,764 having an initial exercise price of $2.00 per share.  The exercise prices of the warrants were subject to anti-dilution adjustments.  As a result of the June 21, 2006 secured convertible debenture transaction described below (“the June 21 debentures”), 5,332,764 of these warrants priced at $1.50 per share were re-priced to $0.9376 per share and 5,332,764 of these warrants priced at $2.00 per share were re-priced to $0.9376 per share and an additional 9,241,334 warrants were issued at an exercise price of $0.9376 per share.  In addition, provisions in the June 21 debentures provided for a 25% ($7.5 million) prepayment premium to be applied to the principal balances of both debentures upon the sale of the Barnett Shale assets. This prepayment premium was accounted for as a debt prepayment penalty and expensed in full as a debt prepayment penalty in the consolidated statement of operations.

During May 2007, the prepayment penalty and a portion of the January 5 debentures and June 21 debentures were paid. These debentures were subsequently exchanged for new debentures see Note 10 for further disclosure.

June 21, 2006 Senior Secured Convertible Debentures
On June 21, 2006, we sold secured convertible debentures and associated warrants for net proceeds of $9,656,000.  The secured convertible debentures had an aggregate principal amount of $10,000,000 and were convertible into 10,665,529 shares of our common stock, based upon an initial conversion price of $0.9376 per share, which was subject to anti-dilution adjustments. The secured convertible debentures had a maturity date on the first anniversary of their issuance and bore interest at the rate of 9.75% per annum. The associated warrants were exercisable for 18,664,676 shares of our common stock over a five year period with an exercise price of $0.9376 per share.  The exercise price of the warrants was subject to anti-dilution adjustments.

During May 2007, a portion of these debentures  was paid. These debentures were subsequently exchanged for new debentures see Note 10 for further disclosure.

November 16, 2006  Senior Secured Convertible Debentures
On November 16, 2006, we sold secured convertible debentures and associated warrants (“the November 16 debentures”) for net proceeds of $5,850,000.  The secured convertible debentures had an aggregate principal amount of $6,750,000 and were convertible into 8,437,500 shares of our common stock, based upon an initial conversion price of $0.80 per share, which was subject to anti-dilution adjustments. The secured convertible debentures had a maturity date of May 16, 2008 and bore interest at the rate of 8% per annum.  In connection with this transaction, and the associated anti-dilution adjustments, we issued warrants exercisable for 18,000,000 shares of our common stock over a 5 year period with an exercise price of $0.20 per share.  The exercise price of the warrants was subject to anti-dilution adjustments.  As a result of the November 16  debenture transaction, the exercise price of the warrants previously granted in connection with the January 5 and June 21,debenture transactions, was reduced to $0.20 per share.

We agreed to register the resale of the shares of common stock issuable upon conversion of the January 5, June 21 and November 16 secured convertible debentures (collectively, the “2006 Debentures”) and exercise of the 77,902,597 warrants associated with such debentures (the “2006 Warrants”).  The registration rights agreements associated with the 2006 Debentures contain a liquidated damages provision that has been determined to be uneconomic. As a result, we have determined that the conversion feature of the 2006 Debentures and the 2006 Warrants are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.   The fair value of the derivative liabilities was estimated using the Black-Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.  At May 31, 2007, the Company estimated the total fair value of the conversion feature and warrant liability at $1,615,591 and recognized non-cash income of $18,736,880 for the nine months period ended May 31, 2007, for the January 5,  June 21 and November 16 debentures.

Under the terms of the June 21 and November 16 secured convertible debentures, we were required to sell our interest in the Barnett Shale property.  We completed that sale on April 26, 2007 for net proceeds of $22.5 million.  After the payment of expenses of the transaction and project related expenses, we yielded net proceeds from the sale of approximately $20.3 million and applied approximately $19 million of the net proceeds towards the repayment of amounts due under those debentures.

On May 2, 2007, the Company distributed $19 million of the net proceeds to the debenture holders.  $7,500,000 of this distribution was applied to the redemption premium associated with the January 5, 2006 and June 21, 2006 secured convertible debentures.  $1,832,301 was applied to interest due as of that date on the same debentures.  $4,000,000 of principal payments was applied to the January 5, 2006 debentures and $5,667,699 of principal payments was applied to the June 21, 2006 secured convertible debentures.

Upon application of the May 2, 2007 payment of $19 million all interest amounts due were current and a balance of $27,082,301 remained on the secured convertible debentures; $16,000,000 on the January 5, 2006 secured convertible debentures, $4,332,301 on the June 21, 2006 secured convertible debentures, and $6,750,000 on the November 16 secured convertible debentures.  On July 25, 2007,  we agreed with the holders of the 2006 Debentures to enter into a recapitalization transaction (a “Recapitalization”) involving the retirement of the 2006 Debentures and 2006 Warrants in exchange for new secured convertible debentures (the “2007 Debentures”  and associated warrants (the “2007 Warrants”). See note 10 for additional disclosure of this subsequent event.

NOTE 6.   INCREASE IN AUTHORIZED SHARES OF COMMON STOCK

During January 2007, we amended our Articles of Incorporation to increase the total number of authorized shares of our common stock outstanding from 260 million to 335 million. The number of authorized shares of preferred stock remains the same at 10 million.

NOTE 7.   STOCKHOLDERS’ EQUITY

During October 2006, we issued 1,292,244 registered shares of our common stock as an interest payment to the holders of our January 5 debentures. These shares were issued in lieu of a cash payment of $378,082 that would have otherwise been paid as interest through the period ended September 30, 2006.

On December 19, 2006, we issued an aggregate of 5,225,000 investment units in a private placement transaction at a purchase price of $0.20 per unit, for total proceeds of $1,045,000. Each investment unit consisted of one share of the Company’s common stock (the “Shares”) and a warrant to purchase an additional share of the Company’s common stock (the “Warrants”). The Warrants are exercisable for a period of three years, commencing January 30, 2007, at an exercise price of $0.20 per share, subject to customary anti-dilution adjustments. The Company has granted incidental (“piggyback”) registration rights to the investors in the private placement pursuant to which the Company has agreed to include the resale of the Shares (including the shares issuable upon exercise of the Warrants) in the next registration statement to be filed by the Company with the Securities and Exchange Commission (the “SEC”) (excluding its current registration statement on file with the SEC).  However, these investors have the right to demand that the Company file a registration statement registering the resale of their Shares if a registration statement including the resale of their Shares is not otherwise filed by March 31, 2007.  See Note 10 for further disclosure.

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

NOTE  8.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations:

On April 26, 2007 we completed the sale of our interests in the Barnett Shale project for net proceeds of approximately $22.5 million. The sale of our interest in the project was required as part of the  terms of the June 21 and November 16 financings. The cash received from the buyer is subject to post-closing adjustments based upon the net of total revenues and capital expenditures for the period January through April 2007. Our final settlement date will be August 2, 2007.  As of May 31, 2007 there were $431,832 in receivables from operators and $240,740 in accounts payable. These balances have been substantially collected and paid since May 31, 2007.  The results of our discontinued operations in the Barnett Shale project are recorded as earnings from discontinued operations, the components of which are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006

Oil and gas sales revenues—Barnet Shale properties	$580,146	$453,458	$2,214,050	$1,034,863
Cost and Expenses	(14,347)	(294,746)	(558,008)	(706,092)
Gain on sale of Barnett Shale assets	23,144,109	—	23,144,109	—

Net income from discounted operations before minority interest	23,709,908	158,712	24,800,151	328,771

Minority Interest in discontinued operations	(9,478,587)	(10,238)	(9,878,271)	(64,566)

Net income from discounted operations	14,231,321	148,474	14,921,880	246,205

Assets held for sale:

We are currently negotiating the sale of our some or all of our interest in the Whitewater project located in Mesa and Delta Counties of Colorado, and accordingly we are accounting for these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144 we have separated the detail of the individual assets and liabilities of this project from our consolidated balance sheet and reflected them in a single asset category “Assets Held for Sale and discontinued operations” and a single liability category “Liabilities of Held for Sale and Discontinued Operations”. The assets and liabilities of our Whitewater operations are comprised of the following at May 31, 2007 and August 31, 2006:

Assets and Liabilities– Held for Sale operations:

	May 31, 2007	August 31, 2006
Assets:
Advances to operators and others	55,000	521,560

Unproved properties not being amortized, net	2,000,000	2,218,875
Total assets held for sale	$2,055,000	$2,740,435

Liabilities:
Accounts payable and accrued expenses	$2,150	$2,150
Asset retirement liability	40,554	40,554
Total liabilities of held for sale operations	$42,704	$42,704

NOTE 9.   COMMITMENTS AND CONTINGENCIES

          ●   Recent Legal Proceedings.

On June 5, 2007, Union Drilling, Inc. filed a civil action against our wholly-owned subsidiary, Maverick Operating Company, LLC, in the Circuit Court of Pulaski County, Arkansas seeking damages of approximately $1.6 million in connection with work performed by Union Drilling on our Fayetteville Shale Project. We have not yet filed an answer in the matter as we are engaged in settlement discussions with the plaintiff. The balance due to Union Drilling, Inc. of $1.6 million, is included in our total accounts payable and accrued expenses.

On March 5, 2007, M.A. Wallace and Elvia Vaudine Wallace filed suit against us and our wholly-owned subsidiary, Maverick Woodruff County, LLC (“Woodruff County”), in the Circuit Court of Cross County, Arkansas.  The plaintiffs have asserted damages of approximately $1.2 million based upon their allegation that Woodruff County failed to perform under the terms of an agreement to lease their acreage in Saint Francis and Woodruff Counties within Arkansas.  We have recently filed an answer denying certain of the claims and asserting certain affirmative defenses. Although, in view of the early stage of this proceeding, we are presently unable to predict with any certainty the outcome of this matter, we have elected to record an estimated liability on our balance sheet given our belief that the loss is probable and can be reasonably estimated.

          ●   Fayetteville Shale.

The scaling-back of our activities within the Fayetteville Shale play could expose the Company to certain contingent liabilities which could have an adverse effect on our financial condition, results of operations, and liquidity.  In conjunction with securing a drilling rig for our Fayetteville Shale project, we agreed to a two-year commitment to the drilling company.  Currently, the rig has been reassigned to another operator.   However, if the rig does not remain in use, we could be liable for rental fees of $16,600 per day through January 31, 2008, the remainder of the original commitment term.  Given the demand for drilling rigs, we are optimistic that significant fees will not be incurred. In addition, certain leases in our Fayetteville Shale project require us to conduct additional drilling prior to the end of 2007. If these drilling obligations are not met or renegotiated, we would lose between 30-35% of the total acreage within this play, and we could be obligated to pay total penalties of up to $3,000,000 to the landowners under those leases.  We may also be obligated to pay for and acquire certain additional leasehold acreage within the project area.  As discussed above, a legal proceeding has recently been initiated against us seeking damages of over $1 million in connection with an alleged failure to purchase certain leasehold interests in our Fayetteville Shale project.  As our Fayetteville Shale project is being scaled back for a more measured evaluation of the play, we will seek to renegotiate the terms of these arrangements to mitigate the financial obligations of the Company.

Any claims asserted against us, in our capacity as the operator of the Fayetteville Shale project, would be subject to third-party contribution claims by us against our project partners for their pro rata interest in the project.  However, our ability to recover material amounts from our partners may be in doubt as a result of the recent bankruptcy filing of our 45% project partner discussed  below.

          ●   Bankruptcy of Fayetteville Shale Project partner.

On April 3, 2007, Cygnus Oil & Gas Corporation (“Cygnus”), our 45% partner in the Fayetteville Shale project, filed a petition for protection under Chapter 11 of the United States Bankruptcy Code.  As a result, for the foreseeable future it is not likely that Cygnus will have adequate resources to satisfy approximately $3.6 million of project costs that we believe are due relative to our Fayetteville Shale project.  Furthermore, in its bankruptcy filing, Cygnus claims to dispute the amount of our claim, without offering any detail as to the amount of any such dispute.  In response to this action we have reclassified $2.8 million of this receivable to unproved properties to reflect our increased investment in drilling and development activities and $0.8 million to exploration expense to reflect Cygnus’ unfunded portion of the unsuccessful Morris 1-3H well.

NOTE 10.   SUBSEQUENT EVENTS

          ●   Recapitalization of our outstanding secured convertible debentures and associated investment warrants.

Effective as of July 30, 2007, we entered into a recapitalization transaction (a “Recapitalization”) involving the retirement of the 2006 Debentures and 2006 Warrants in exchange for new secured convertible debentures (the “2007 Debentures”  and associated warrants (the “2007 Warrants”).

 The 2007 Debentures have an aggregate principal amount of $27.8 million, bear interest at 8 % per annum, and have a maturity date on the second anniversary of their issuance, subject to the right of the holders to require us to repurchase one-third of the outstanding principal amount due on each of the fifteenth and twenty-first month anniversaries of the date of issuance. Interest payments and expenses associated with issuance will be due on the maturity date.  The 2007 Debentures are convertible into 111,038,016 shares of our common stock at a conversion price of $0.25 per share, subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like. The 2007 Debentures are not subject to the “full-ratchet” and “gross-up” features which were included within the 2006 Debentures. The 2007 Warrants are exercisable into 77,902,597 shares of common stock at an exercise price of $0.01 per share (on a post-split basis).  The 2007 Warrants are subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like, and are not subject to the “full-ratchet” and “gross-up” features of the 2006 Warrants. As a result of the recapitalization, these convertible debentures have been classified as long-term in accordance with the new debt agreement.

          ●   Agreement to  implement a reverse stock-split.

As a condition to the Recapitalization, we have agreed to implement a twenty for one reverse stock split. We are presently authorized to issue 335 million shares of common stock, of which 319,124,966 have been issued or reserved for issuance to cover the potential exercise of outstanding options and warrants, and upon conversion of our 2007 Debentures and 2007 Warrants.  On or about June 29, 2007, the holders of  56,313,875 shares of our common stock (representing 52% of our presently  outstanding  shares of common stock having voting power) executed and delivered to the Company written consents approving the reverse split. Following effectiveness of an Information Statement that we intend to file with the Securities and Exchange Commission, the total number of outstanding shares of our common stock will decrease from 108,428,360 to 5,421,418. The number of authorized shares of common stock will remain the same, at 335 million, and our authorized shares of preferred stock will remain the same, at 10 million.

**************************

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary statement for forward-looking statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. Our ability to remain in business as a going concern will require proceeds from a financing or other transaction sufficient to pay certain Fayetteville Shale related trade payables and to fund our continued plan of operations, as our other assets do not otherwise generate sufficient cash flow to provide us with any liquidity. Our ability to develop other projects assumes, among other things, that we will be able to develop oil and gas reserves that can be extracted at commercial rates from our current projects, locate and acquire oil and gas properties on terms and conditions satisfactory to us and outsource project management services on terms satisfactory to us. Our ability to accomplish these objectives, however, depends upon, among other things, our ability to secure sufficient funding for these purposes, also on terms and conditions satisfactory to us and to recruit an energy industry executive with the industry knowledge, marketing skills, and industry relationships to replace our former Chief Executive Officer. As to our general business operations, important factors that could cause actual results to differ materially from our expectations include, but are not limited to, our assumptions about energy and mineral markets, production levels, reserve levels, operating results, competitive conditions, technology, the availability of capital resources, capital expenditure obligations, the supply and demand for oil, natural gas, minerals and other products or services, the price of oil, natural gas, minerals and other products or services, currency exchange rates, the weather, inflation, the availability of goods and services, successful exploration, drilling and extraction, drilling and extraction risks, future processing volumes and pipeline throughput, general economic conditions, either nationally or internationally or in the jurisdictions in which we are doing business, legislative or regulatory changes, including changes in environmental regulation, environmental risks and liability under federal, state and foreign environmental laws and regulations, the securities or capital markets and other factors disclosed in Item 1A of Part II of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended August 31, 2006, under the caption “Risk Factors”, and in our other filings with the Securities and Exchange Commission. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements.

Overview

We are an early stage independent energy company seeking to economically find and develop oil and gas reserves.  Our primary areas of concentration are in the Fayetteville Shale play of eastern Arkansas.  We have smaller non-operated interests in projects in South Texas (Zapata County), West Texas (Turner/Escalera) and the Piceance Basin of Colorado (Whitewater).

Our ability to remain in operation as a going concern is presently subject to material uncertainty.  As we discuss in more detail under “Liquidity and Capital Resources”, we have either spent or allocated the proceeds from our recent financing and sale transactions, and our current capital resources will only permit us to remain in operation as a going concern for the immediate term.  We will only be able to fund our continued plan of operations if we are able to secure proceeds from a financing or other transaction.

Projects

We are currently involved in four projects, as follows:

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

Our limited capital resources have caused us to scale back our activity within this play.  We are currently watching industry activity in the area and seeking an industry partner to participate in further testing of our existing wells and the drilling of new wells to delineate the acreage.  Even should we elect to do so, further development of this project without the assistance of an industry partner may be difficult in view of the recent bankruptcy filing of our 45% project partner, as discussed under “Liquidity and Capital Resources”.

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

•  Zapata County

We own a working interest in approximately 560 net mineral acres located in Zapata County, Texas.   We have established production in this area with 2 producing wells. The operator of this project, Reichmann Petroleum Corporation, is currently involved in bankruptcy proceedings and all revenues associated with this project are held in suspense.  Required workover on all of the wells has been put on hold pending resolution of the bankruptcy. As such, no earnings are currently being accrued on this project and the potential for resumption of earnings in the near term is uncertain.

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

Results of Operations.

Results of operations exclude the operation and sale of our interest in the Barnett Shale project as we have accounted  for the Barnett Shale assets  in results from discontinued operations for the current and comparable reporting periods.

For the Three Months Ended May 31, 2007 and May 31, 2006

We realized revenues from continuing operations of $58,890 for the three months ended May 31, 2007, as compared to $211,698 for the comparable prior year period.

We generated net income from continuing operations of $8,157,495 for the three months ended May 31, 2007 as compared to a net loss of $2,290,387 for the comparable prior year period.  A gain on the mark to market of derivative liabilities associated with our convertible debentures and related warrants of $10,961,473 offset a loss before other income (expense) of $2,162,237 for the current quarter. EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis.  This is a non-cash accounting event and does not represent a current or future cash requirement of the Company and as such has no impact on liquidity.  This convention will cause non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls.  This accounting treatment does not impact operating income.

Operating loss before other income (expense) for the three month period ended May 31, 2007 was $2,162,237, as compared to a loss of $2,237,226 for the comparable prior year period.  General and administrative expenses of $1,713,661 for the three month period ended May 31, 2007 were $457,213 lower than general and administrative expenses of $2,170,874 for the comparable prior year period.  The lower general and administrative expenses was essentially offset by a $424,669 impairment charge to the book value of the Whitewater assets to reflect the most likely sale price.

Discontinued operations

The sale of the Barnett Shale assets was closed at the end of April 2007.  The earnings for the three month period ended May 31, 2007 from this asset prior to its sale and the gain on the sale resulted in income from discontinued operations of $23,709,908 gross and $14,231,321 net to Maverick after minority interest as compared to a gain net to Maverick after minority interest of $148,474 for the comparable prior year period.

For the Nine Months Ended May 31, 2007 and May 31, 2006

We realized revenues from continuing operations of $129,098 for the nine month period ended May 31, 2007, as compared to revenue of $803,781 for the comparable prior year period.  The decline in production and the suspension of revenues from Zapata County assets due to the Reichmann bankruptcy filing are the reasons for the decline in revenues.

We generated a net loss on continuing operations of $21,737,374 for the nine month period ended May 31, 2007, as compared to a net loss of $26,465,756 for the comparable prior year period. The recognition of $34,284,517 of interest expense and discount amortization, net of a gain associated with the net change in fair value of derivatives associated with our secured convertible debentures of $18,515,950 were the major contributors to the loss from continuing operations for the nine month period ended May 31, 2007.  Scheduled payments on our secured convertible debentures were deferred by the holders until the completion of the sale of the Barnett Shale project.  Pending a restructuring of the remaining balances, year-to-date interest expense includes full amortization of discount of $25,672,897 and loan fees amortization of $2,331,726.  EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis.  This is a non-cash accounting event and does not represent a current or future cash requirement of the Company and as such has no impact on liquidity.  This convention will cause non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls.  This accounting treatment does not impact operating income.

Expenses were $6,169,628 for the nine month period ended May 31, 2007, as compared to $12,267,886 for the nine month period ended May 31, 2006. General and administrative expenses were $4,734,079 for the nine month period ended May 31, 2007, as compared to $11,120,363 for the nine month period ended May 31, 2006. The year to year decrease in general and administrative expenses is the result of lower share based compensation expense of $4,558,981 and a decline in general administrative spending of $1,827,303.  Non-cash expenses of $15,703,880 for the nine month period ended May 31, 2007 included $32,212,069 amortization of loan discounts and prepaid loan fees, $1,254,285 share based compensation, $221,546 depletion, depreciation and amortization, $752,164 exploration costs, offset by income of $18,736,880 for the mark to market of the conversion feature of the debentures and investment warrants primarily associated with the 2006 secured convertible debenture financings.

EITF 00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis. This is a non-cash accounting event and does not represent a current or future cash requirement of the Company and as such has no impact on liquidity. This convention will cause non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls. This accounting treatment does not impact operating income.

Discontinued operations

The sale of the Barnett Shale assets was closed at the end of April 2007.  The earnings for the nine month period ended May 31, 2007 from this asset prior to its sale and the gain on the sale resulted in income from discontinued operations of $24,800,151 gross and $14,921,880 net to Maverick after minority interest as compared to income net to Maverick after minority interest of $264,205 for the comparable prior year period.

Liquidity and Capital Resources

Net cash used in operations was $8,586,852 for the nine month period ended May 31, 2007.  Net cash used in investing activities for the period was $2,067,454 and consisted primarily of funding drilling and development activities in the Fayetteville Shale project of  $2,286,738 compared to net cash used of $17,546,053 for investing activities for the same prior year period.

Net cash used in financing activities during the nine month period ended May 31, 2007 was $10,272,699 compared to $20,998,446 of cash provided during the comparable prior year period. Cash was used to pay $17,167,699 of secured convertible debentures and prepayment premiums. This was partially offset by cash provided by the sale on December 19, 2006 of 5,225,000 investment units for proceeds of $1,045,000 and the sale of secured convertible debentures on November 16, 2006 with net proceeds of $5,850,000.

Net Cash Flow provided by Discontinued Operations was $20,841,178 for the nine month period ended May 31, 2007 compared to $1,090,573 for the comparable prior year period. Proceeds from the sale of the Barnett Shale Assets, net of minority interest share of proceeds, was the primary contributor to current year cash flow.

Our net working capital deficit of $5,912,100 as of May 31, 2007 decreased by $26,361,778 versus the August 31, 2006 deficit of $32,273,878.  The decrease is primarily attributed to the partial reypament of  our secured long term debentures, and the reclassification the remaining principal of the debentures to long term debt pursuant to our recent recapitalization transaction, the payment  of $2,577,967 of trade payables, and by a $16,247,212 mark to market decline of the derivative liability of our debentures and associated warrants, offset by the $3,575,268 reclassification of the Cygnus receivable.  The derivative is a non-cash liability that is recognized as a current liability because the debenture holders have the option to convert the debentures into our shares immediately should they choose.

On April 27, 2007, we sold our interest in our Barnett Shale project for net proceeds of approximately $22.5 million.  After the payment of expenses of the transaction and project related expenses, we yielded  net proceeds from the sale of approximately $20.3 million. The sale of our interest in the Barnett Shale project was undertaken by us to satisfy certain contractual obligations imposed under the terms of our Secured Convertible Debentures dated June 21, 2006 and November 16, 2006. We  applied $19 million of the net proceeds from the sale towards the repayment of amounts due under our 2006 Debentures.

The agreement of sale related to the Barnett Shale project contained negotiated  indemnity obligations  in favor of the Buyer regarding breach of any of representations and warranties. These obligations continue to apply, subject to caps, for a period of twelve (12) months, and, with respect to aggregate liabilities in excess of specified thresholds.

Following the sale of our interest in the Barnett Shale project, we applied approximately $19 million of the proceeds towards the prepayment penalty, outstanding principal and interest due under a series of secured convertible debentures dated January 5, 2006, June 21, 2006 and November 16, 2006, having an aggregate principal amount of $44,250,000 (collectively, the “2006 Debentures”).  With the recognition that we would not be able to meet the scheduled repayment terms of the 2006 Debentures, and that the terms of the 2006 Debentures and the associated 77,902,597 common stock purchase warrants that were issued in conjunction with the 2006 Debentures (the “2006 Warrants”) would, in the judgment of our Board of Directors, create impediments for future financing efforts, effective as of July 30, 2007,  we agreed with the holders of the 2006 Debentures to enter into a recapitalization transaction  involving the retirement of the 2006 Debentures and 2006 Warrants in exchange for new secured convertible debentures (the “2007 Debentures”)  and new warrants to purchase 77,902,597 shares of our common stock (the “2007 Warrants”).

The 2007 Debentures have an aggregate principal amount of $27.8 million, bear interest at 8% per annum, and have a maturity date on the second anniversary of their issuance, subject to the right of the holders to require us to repurchase one-third of the outstanding principal amount due on each of the fifteenth and twenty-first month anniversaries of the date of issuance. Interest payments and expenses associated with issuance will be due on the maturity date.  The 2007 Debentures are convertible into 111,038,016 shares of our common stock at a conversion price of  $0.25 per share, subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like. The 2007 Debentures are not subject to the “full-ratchet” and “gross-up” features which were features of the 2006 Debentures. The 2007 Warrants have an exercise price of $0.01 per share (on a post-split basis).  The 2007 Warrants are subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like, but are not subject to the “full-ratchet” and “gross-up” features of the 2006 Warrants.

As a condition to the Recapitalization, we have agreed to implement a twenty for one reverse stock split. We are presently authorized to issue 335 million shares of common stock, of which 319,124,966 have been issued or reserved for issuance to cover the potential exercise of outstanding options and warrants, and upon conversion of our 2007 Debentures and 2007 Warrants.  On or about June 29, 2007, the holders of 54,214,180 shares of our common stock (representing 52 % of our presently outstanding shares of common stock having voting power) executed and delivered to the Company written consents approving the reverse split. Following effectiveness of an Information Statement that we intend to file with the Securities and Exchange Commission, the total number of outstanding shares of our common stock will decrease from 108,428,360 to 5,421,418. The number of authorized shares of common stock will remain the same, at 335 million, and our shares of preferred stock will remain the same, at 10 million.

Under the terms of a registration rights agreement we entered into in connection with the Recapitalization transaction, we have agreed to provide incidental “piggyback” registration rights to the holders of the 2007 Debentures and 2007 Warrants. Accordingly, if we file a registration statement with the Securities and Exchange Commission covering the sale of securities on behalf of another security holder, we have agreed to include in such a registration statement, the shares of our common stock issuable upon conversion of the 2007 Debentures and upon exercise of the 2007 Warrants.

On December 19, 2006, we sold an aggregate of 5,225,000 investment units for a purchase price of $0.20 per unit, for total proceeds of $1,045,000.  Each unit consisted of one share of the Company’s common stock and a warrant to purchase an additional share at an exercise price of $0.20 per share. We agreed to register the resale of the units in the next registration statement we file with the Securities and Exchange Commission. However, the holders of the units may demand that we file a registration statement on their behalf as we have not done so by March 31, 2007.

Our liquidity and capital resources will continue to be adversely affected as our 45% Fayetteville Shale project partner has not paid its allocable project costs in an aggregate amount of approximately $3.6 million. This partner is an early stage public company that has recently filed for protection under Chapter 11 of the United States Bankruptcy Code.  As a result, it is unlikely that this partner will have sufficient capital resources to fund its portion of our Fayetteville project costs.  Furthermore in its bankruptcy filing, this partner has disputed the amount of past project costs we claim are due and owing, without offering any detail as to the amount of any such dispute.   Failure to recover these project costs for more than the short-term will result in the loss of leases and financial penalties for not timely drilling wells. In addition, we do not have the resources necessary to fund the continued development of this play.

 We have scaled-back our activities within the Fayetteville Shale project and are  seeking industry participants to earn an interest in our Fayetteville Shale project by paying capital for reimbursement of some of the acreage costs and funding further testing of our existing well bores and drilling additional wells.  It is anticipated, if we find this partner, that the initial stages of further testing in the Fayetteville Shale project would not require significant capital from the Company.  As we add new projects or successfully complete the further testing of areas within the Fayetteville Shale project, we will require additional funding which we intend to seek using debt and equity sources as appropriate. We are also attempting to sell our Whitewater project in Colorado, rather than participate in further drilling efforts to delineate the total potential of that play.

 As we will have no material cash flow following the sale of our Barnett Shale project, we need to  secure proceeds sufficient to continue the development of our Fayetteville Shale project and to  fund our continued plan of operations

 The scaling-back of our activities within the Fayetteville Shale play  exposes the Company to certain contingent liabilities which could have an adverse effect on our liquidity.  In conjunction with securing a drilling rig for our Fayetteville Shale program, we agreed to a two-year commitment to the drilling company.  Currently, the rig has been reassigned to another operator.   However, if the rig does not remain in use, we could be liable for rental fees of $16,600 per day through January 31, 2008, the remainder of the original commitment term.  Given the demand for drilling rigs, we are optimistic that significant fees will not be incurred. In addition, certain leases in our Fayetteville Shale project require us to conduct additional drilling prior to the end of 2007. If these drilling obligations are not met or renegotiated, we would lose between 30%-35% of the total acreage within this play, and we could be obligated to pay total penalties of up to $3,000,000 to the landowners under those leases.  We may also be obligated to pay for and acquire certain additional leasehold acreage within the project area.  In this regard, a legal proceeding has recently been initiated against us seeking damages of over $1 million in connection with an alleged failure to purchase certain leasehold interests in our Fayetteville Shale project.  This is discussed in Part II of this report under the caption “Legal Proceedings”. We will seek to renegotiate the terms of these arrangements to mitigate the financial obligations of the Company.

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

Valuation of Derivative Instruments

In accordance with the interpretive guidance in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", we valued the conversion feature of the debentures and warrants we issued in our January 2006, June 2006 and November 2006 financing transactions as a derivative liability. We must make certain periodic assumptions and estimates to value the derivative liability. Factors affecting the amount of this liability include changes in our stock price, the computed volatility of our stock price and other assumptions. The change in value is reflected in our statements of operations as non-cash income or expense, and the changes in the carrying value of derivatives can have a material impact on our financial statements. For the nine months ended May 31, 2007, we recognized a non-cash income of $18,736,880 upon revaluation of the instruments that are subject to this accounting treatment. The derivative liability associated with these warrants is reflected on our balance sheets as a short-term liability. This liability will remain until the debentures are converted, exercised, or repaid, and until the warrants are exercised, expire, or other events occur to cause the termination of the derivative accounting.

Our secured convertible debentures contain an embedded conversion feature, pursuant to which all or part of the debt owed to the holders may be converted into shares of our common stock at a negotiated conversion price, and the warrants we issued to the purchasers of our secured convertible debentures provide them with the right to purchase our common stock at negotiated exercise prices. As a result of the terms of our agreement to register the resale of the shares of common stock issuable upon conversion or exercise of these instruments, we are required under applicable accounting rules to treat the conversion feature of the secured convertible debenture and the warrants as liabilities, rather than as equity instruments. This classification as liabilities also requires that we account for them at fair value and include changes in fair value as a component of other income (expense) for so long as the warrants and the conversion feature of the secured convertible debentures remain classified as liabilities. Changes in fair value are based upon the market price of our common stock and are calculated using the Black-Scholes method of valuation. As a result, as the market price of our common stock increases, our other expense increases, and as the market price of our common stock decreases, our other income increases. This accounting treatment could result in wide swings of our other income (expense) and net income in the future. The provisions of the recent restructuring could lead termination of the derivative liability treatment of the conversion feature of the debt and associated warrants. This determination will be made upon a complete review of the restructuring documents.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Rating Risk.  As of May 31, 2007, we had  $2,126,180 in cash and cash equivalents, and short term investments.  At May 31, 2007, approximately $377,895 was held in our operating accounts to be used for general corporate purposes, and $1,748,285 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities.  Based on sensitivity analysis performed on the financial instruments held as of May 31, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk.  Our major commodity price risk exposure is to the prices received for our natural gas and oil production.  Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil.  Prices received for natural gas and oil are volatile and unpredictable and are beyond our control.  For the quarter ended May 31, 2007, a 10% fluctuation in the prices for natural gas and oil production would have had an impact on our revenues from continuing operations.

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

On June 5, 2007, Union Drilling, Inc. filed a civil action against our wholly-owned subsidiary, Maverick Operating Company, LLC, in the Circuit Court of Pulaski County, Arkansas seeking damages of approximately $1.6 million in connection with work performed by Union Drilling on our  Fayetteville Shale Project. We have not yet filed an answer in the matter as we are engaged in settlement discussions with the plaintiff. The balance due to Union Drilling, Inc. is included in our total accounts payable and accrued expenses.

Item 1A. Risk Factors

We need additional capital; We have a material going concern risk.

We have spent almost all of the proceeds from the sale of our Secured Convertible Debentures and our sale of common stock and warrants in December 2006.  We will be unable to continue the development of our Fayetteville Shale project, or to otherwise sustain our operations or to develop our other projects or to fund our future growth and exploration activities if we are unable to obtain additional financing. We will, therefore, continue to seek additional capital to finance the development of our existing projects and to fund our future growth and exploration activities. This may take the form of either debt-based financing, sale of our equity securities, farm-out arrangements or outright sale of portions of our existing properties. However, the terms of our Secured Convertible Debentures place certain limitations on any subsequent rounds of debt or equity financing and the sale of our properties. These limitations could impair our ability to secure the full amount of capital required, absent the consent of the holders of our Secured Convertible Debentures. There is no assurance that such additional capital will be available to us or, if it is, whether we will be able to obtain such capital in light of the restrictions of our Secured Convertible Debentures. If we are unable to obtain additional funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we will not be able to maintain our operations as a going concern. In this regard, our independent registered public accounting firm has included a going-concern paragraph in its audit report on our financial statements as of August 31, 2006 and for the year then ended.

We may be required to incur material expenses in defending or resolving outstanding litigation which would adversely affect our results of operations and liquidity.

We and our wholly-owned subsidiaries, Maverick Woodruff County, LLC and Maverick Operating Company, LLC, are defendants in two lawsuits seeking damages of an aggregate of $2.8 million.  We could incur material expenses in the defense and resolution of this litigation which could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

As a condition to the Recapitalization, we have agreed to implement a twenty for one reverse stock split. We are presently authorized to issue 335 million shares of common stock, of which 319,124,966 have been issued or reserved for issuance to cover the potential exercise of outstanding options and warrants, and upon conversion of our 2007 Debentures and 2007 Warrants.  On or about June 29, 2007, the holders of 56,313,875 shares of our common stock (representing 52% of our presently outstanding shares of common stock having voting power) executed and delivered to the Company written consents approving the reverse split. Following effectiveness of an Information Statement that we will need to file with the Securities and Exchange Commission, the total number of outstanding shares of our common stock will decrease from 108,428,360 to 5,421,418. The number of authorized shares of common stock will remain the same, at 335 million, and shares of our preferred stock will remain the same, at 10 million.

Item 5.  Other Information

On August 2, 2007, we completed an exchange of new Secured Convertible Debentures (the "New Debentures") and Warrants to Purchase Common Stock (the "New Warrants") with the two holders of all of our outstanding Secured Convertible Debentures (the "Prior Debentures") and the Warrants to Purchase Common Stock we issued in connection with the Prior Debentures (the "Prior Warrants"). The exchange was accomplished pursuant to a Securities Exchange Agreement,  Registration Rights Agreement, and Pledge and Security Agreement, all dated as of July 30, 2007.The following is a summary of each of those agreements, the New Debentures, and the New Warrants, is not complete, and is qualified in its entirety by reference to the full text of those agreements and securities, each of which is attached as an exhibit to this Quarterly Report on Form 10-Q. Readers should review those agreements for a complete understanding of the terms and conditions associated with this transaction and the New Debentures and New Warrants.

New Debentures

The New Debentures have an aggregate principal amount of $27,759,503 and are convertible into shares of our Common Stock at a conversion price of $0.25 per share. The outstanding principal of the New Debentures bears interest at an annual rate of 8% and the interest is added monthly to the principal balance of the New Debentures. The interest rate increases to an annual rate of 15% upon the occurrence of an event of default. The New Debentures have a maturity date of July 30, 2009, but the holders have the right to require the Company to redeem one third of the original principal amount of the New Debentures plus accrued interest on each of October 30, 2008 and April 30, 2009, without premium or penalty. The Company's obligations under the New Debentures are secured by a security interest in all of the Company's assets.

Conversion

The New Debentures are convertible at the option of the holders into shares of the Company's Common Stock at a conversion price of $0.25 per share. The conversion price is subject to adjustment in the event of a combination or split of our Common Stock, including the reverse stock split required by the Securities Exchange Agreement. Unlike the Prior Debentures, the conversion price will not adjust if the Company issues Common Stock at a lower price or issues options, warrants, or convertible securities which have an exercise or conversion price lower than $0.25.

Payment of Interest

Interest on the New Debentures is payable monthly by adding the amount of such interest to the principal amount of the New Debentures.

Participation Rights

The holders of the New Debentures are entitled to receive any dividends paid or distributions made to the holders of the Company's Common Stock on an as if converted basis.

Optional Redemption by the Company

The Company has the right to redeem the New Debentures, in full but not in part, at any time. In the event the Company exercises this right, the redemption date will be a day within the following 60 days selected by the holders of the New Debentures.

Covenants

The New Debentures contain a variety of covenants on the part of the Company which are typical for transactions of this type, as well as the following covenants:

•	the obligation to not incur other Indebtedness (as defined in the New Debentures), except for certain non-recourse purchase money indebtedness
•	the obligation not to incur, or permit the Company's subsidiaries to, incur liens, except for certain permitted liens.
•
the obligation to not, and to not permit the Company's subsidiaries to, (1) pay dividends or make distributions on the Company's equity securities, (2) redeem equity securities, or (3) pay any Indebtedness (as defined in the New Debentures), except for the payment of interest or principal at its stated maturity.

•
the obligation to not dispose of any equity interests in the Company's subsidiaries and to not, and to not permit its subsidiaries to, dispose of any assets, other than the Whitewater project and other than dispositions in the ordinary course of business consistent with past practice, unless the Company or its subsidiary receives consideration at least equal to the fair market value of the assets or equity interests disposed of and at least 85% of the consideration is in the form of cash. The holders of the New Debentures have the right to require the Company to redeem the New Debentures with the proceeds of any such restricted sale.

Events of Default

The New Debentures contain a variety of events of default which are typical for transactions of this type, as well as the following events:
•	the suspension from trading or failure of the Company's Common Stock to be listed for trading for more than five consecutive days or more than an aggregate of 10 days in any 365-day period
•	the failure to issue shares upon conversion of the New Debentures for more than 10 business days after the relevant conversion date
•	the failure for 10 consecutive business days to have reserved for issuance the full number of shares issuable upon conversion of the New Debentures
•	the failure of the Company to effect the reverse stock split required by the Securities Exchange Agreement

After the occurrence of an event of default, the holders of the New Debentures have the right to require the Company to redeem the New Debentures.

Fundamental Transactions

In the event of certain Fundamental Transactions (as defined in the New Debentures) involving a change of control, the successor entity must assume in writing all of the obligations of the Company under the New Debentures. In addition, the holders of the New Debentures have the right to require the redemption of the New Debentures for a price of 125% or more of the principal amount of the New Debentures being redeemed.

New Warrants
The New Warrants are exercisable for an aggregate of 77,902,597 shares of Common Stock for a period of five years, at an exercise price of $0.01 per share.

The exercise price of the New Warrants and the number of shares issuable upon exercise of the New Warrants are subject to anti-dilution adjustments in the event of a stock split or combination. However, no adjustment will occur as a result of the reverse stock split required by the Securities Exchange Agreement or, unlike the Prior Warrants, in the event of the issuance of Common Stock at a lower price or options, warrants, or convertible securities with a lower exercise or conversion price.

Upon the occurrence of a Fundamental Transaction (as defined in the New Warrants) involving a change of control, the holders of the New Warrants will have the right, among others, to have the New Warrants repurchased for a purchase price in cash equal to the Black Scholes Value (as calculated pursuant to the New Warrants) of the then unexercised portion of the New Warrants.

Securities Exchange Agreement

The Securities Exchange Agreement provides for the exchange of the Prior Debentures and Prior Warrants for the New Debentures and New Warrants. The Securities Exchange Agreement contains representations and warranties of the Company and the investors which are typical for transactions of this type. The representations and warranties made by the Company in the Securities Exchange Agreement are qualified by reference to certain exceptions contained in disclosure schedules delivered to the investors and appended to the Securities Exchange Agreement. Accordingly, the representations and warranties contained in the Securities Exchange Agreement should not be relied upon by third parties who have not reviewed those disclosure schedules.

The Securities Exchange Agreement contains a variety of covenants on the part of the Company which are typical for transactions of this type, as well as the following covenants:

•	the obligation to effect a reverse stock split at a ratio of not less than 20 to 1
•
the obligation to not, while the New Debentures are outstanding, directly or indirectly redeem, or pay any cash dividend or distribution on the Company's Common Stock, without the consent of the holders of the New Debentures.

•	the obligation to not issue any additional New Debentures or any variable future priced securities.

The Securities Exchange Agreement also obligates the Company to indemnify the investors and other holders of the securities issued to them for certain losses resulting from (1) any misrepresentation or breach of any representation or warranty made by the Company, (2) any breach of any obligation of the Company, and (3) certain third party claims.

Pledge and Security Agreement

The Pledge and Security Agreement grants the holders of the New Debentures with a first priority security interest in all of the Company's personal property, including a pledge of the Company's membership interests in its subsidiaries. The Pledge and Security Agreement contains representations and warranties and covenants which are typical for transactions of this type.

Registration Rights Agreement

The Registration Rights Agreement requires the Company to provide the investors with the right to include the shares of Common Stock issuable upon conversion of the New Debentures and exercise of the New Warrants in any registration statement the Company may file, except for a registration statement relating to a stock option, stock purchase, or similar plan, or in connection with certain acquisitions.  The Registration Rights Agreement provides for customary indemnification for the Company and the investors.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description
10.1	Securties Exchange Agreement dated as of July 30, 2007 (including accompanying Schedules)(1)
10.2	Form of Secured Convertible Debenture dated as of July 30, 2007.(1)
10.3	Form of Warrant dated as of July 30, 2007.(1)
10.4	Form of Registration Rights Agreement dated as of July 30, 2007.(1)
10.5	Form of Pledge and Security Agreement dated as of July 30, 2007.(1)
10.6	Form of Termination Letter dated as of July 30, 2007.(1)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
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

Date: August 3, 2007	MAVERICK OIL AND GAS, INC. /s/ Stephen M. Cohen Stephen M. Cohen Chief Executive Officer (Interim) /s/ John Ruddy John Ruddy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Securties Exchange Agreement dated as of July 30, 2007 (including accompanying Schedules)
10.2	Form of Secured Convertible Debenture dated as of July 30, 2007.
10.3	Form of Warrant dated as of July 30, 2007.
10.4	Form of Registration Rights Agreement dated as of July 30, 2007.
10.5	Form of Pledge and Security Agreement dated as of July 30, 2007.
10.6	Form of Termination Letter dated as of July 30, 2007.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.