Form 10KSB
period 2007-08-31
MAVERICK OIL & GAS, INC.
filed 2007-12-17
CIK 1193159

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended August 31, 2007

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________.

Commission File Number 000-50428

MAVERICK OIL AND GAS, INC.
(Name of Registrant as specified in its Charter)

Nevada	98-0377027
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

300 SE 2nd Street, Suite 860 Fort Lauderdale, Fl. 33301 (Address of Principal Executive Offices) (Zip Code) (954) 463-5707 Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on which Registered
Common Stock , $.001 Par Value	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                     Accelerated filer [  ]                                        Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2007 (the last day of registrant’s most recently completed second fiscal quarter) was $17,791,783.

As of December 14, 2007, 118,142,860 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference: None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	43
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	44

Signatures		47
Financial Statements		F-1

 CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. We have recently received notices of default from the holders of our Senior Secured Convertible Debentures, and it is our expectation that they will shortly seek to foreclose upon our interests in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale project), and miscellaneous seismic data and files related to our oil and gas operations.  For the purposes of this Annual Report on Form 10-K, we have assumed that a foreclosure action will occur and will be completed during January 2008, and that the indebtedness under our Senior Secured Convertible debentures will be extinguished in full at that time. We have also assumed that, following such foreclosure process, we will cease all oil and gas operations and attempt to identify business opportunities and financing that may be suitable for the Company. Our ability to execute on these business objectives will be dependent upon our ability to sustain our operations, although our existing cash resources will only be sufficient to sustain us as an inactive company for the short-term.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, those factors disclosed in this Annual Report on Form 10-K under the caption “Risk Factors” and other filings with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

ITEM 1. BUSINESS

General

Since 2004, we have been an early stage independent energy company seeking to find and develop oil and gas reserves. Following the sale in April 2007 of our interest in the Barnett Shale play in Wise County, Texas, our only remaining active project involved the development of our Fayetteville Shale project in Arkansas.

We have continued to incur significant losses since our inception. During fiscal years 2006 and 2005, we recognized losses to common stockholders of $21,529,473 and $29,142,004, respectively. For the fiscal year ended August 31, 2007, our net loss was $11,333,825 and we had an accumulated deficit of $62,209,606 as of August 31, 2007.

Our principal offices are located at 300 SE 2nd Street, Suite 860, Fort Lauderdale, Florida 33301. Our telephone number is 954-463-5707 and our fax number is (954) 463-6265.

Cessation of Oil and Gas Operations

We have been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We have also been unable to secure additional funding for our operations.  We have terminated all of our oil and gas personnel, and will likely terminate most of the balance of our administrative and executive personnel by December 31, 2007.

Even though we have been able to successfully compromise significant financial obligations to the vendors and suppliers to our Fayetteville Shale project, one of our Fayetteville Shale partners, and to an existing claimant involving our Fayetteville Shale project, our existing capital resources are not sufficient to maintain our operations and to pay our remaining liabilities generally as they become due.  This includes, within the immediate term, amounts which will become payable to certain leaseholders within the Fayetteville Shale project because we do not have the resources to discharge our drilling obligations to them, amounts required to remediate existing well sites, and certain severance and other employment-related obligations.  In the longer-term, we will not be able to satisfy the amounts which will become due under our senior secured convertible debentures, for which we are obligated to repay the principal amount of approximately $27.8 million.

On December 4, 2007, we received notices of default from the holders of our senior secured convertible debentures. We were subsequently advised by the holders of our secured convertible debentures that they intend to initiate a foreclosure action against our interests in Maverick Woodruff County (which holds our leasehold interests in the Fayetteville Shale project), Maverick Operating (the licensed operator of the Fayetteville Shale project), and miscellaneous seismic data and files related to our Fayetteville Shale oil and gas operations (the “Foreclosure Action.”).  Should it occur, we do not have the resources to challenge a Foreclosure Action or repay the underlying indebtedness, nor do we believe it is in our best interest to challenge the process for, among other reasons; when initiated we anticipate the Foreclosure Action would extinguish fully our $27.8 million indebtedness, leave us with a modest amount of cash resources, and avoid a likely bankruptcy filing. It will also extricate us from the Fayetteville Shale project, which otherwise would have required significant additional funding (that we have been unable to secure) and whose geologic outcomes remain subject to uncertainty.   If initiated as we expect, it is likely that the Foreclosure Action will become effective during January 2008, (the “Deemed Effective Date”).

Employees and Consultants

We have terminated all personnel involved in oil and gas operations, and presently employ our Chief Executive Officer, Chief Financial Officer and Controller, and two staff accountants, in our Fort Lauderdale, Florida office. We expect to terminate most of our personnel by December 31, 2007. However, our Chief Financial Officer has agreed to remain engaged by us on a part-time basis.

Current Business Plan

Assuming that a Foreclosure Action is commenced, we will cease all oil and gas operations, and our assets will consist primarily of a modest amount of cash and our operations will consist solely of attempting to preserve our status as a public company and seeking to identify a business combination with an operating company.  We will use our limited cash assets to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash assets, however, will only be sufficient to sustain us as an inactive company for the short-term.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

Assuming that a Foreclosure Action is commenced in the short-term, our primary objective is to identify a suitable operating company with a view to achieving long-term growth.  As of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have not engaged in any specific discussions with any potential company regarding a transaction.  In addition, although we have not developed any definitive criteria for evaluating a successful target, we expect to consider, among other factors, the following:

•	growth potential as evidenced by technological superiority, anticipated market expansion or new products or services;
•	the historic financial performance of the target;
•	the quality of the management team, including consultants and advisors;
•	the target’s competitive position relative to other firms of similar size and experience within its industry, a segment thereof, or geographic location;
•	the capital requirements of the target and anticipated availability of required funds for both the short and long term;

•	the results of our financial, business and management due diligence; and
•	the anticipated time and cost to complete a transaction.

In applying the foregoing criteria, we will attempt to analyze all available, relevant and material factors and circumstances in order to make an informed decision.  Potential opportunities may occur in different industries, in different geographic locations and at various stages of development, all of which will make the task of comparing, analyzing and evaluating business opportunities extremely difficult and complex.

Most acquisitions of private operating companies by public shell companies are completed by way of merger pursuant to which the shareholders of the private company acquire a substantial majority of the issued and outstanding shares of the pubic company after the merger is completed.   These transactions are often referred to as “reverse acquisitions” or “reverse mergers” and generally result in substantial additional dilution to the ownership interests of the stockholders of the public company.  If any transaction is structured in this manner, our stockholders will suffer substantial dilution.  We may complete such an acquisition upon the sole determination of management without any vote or approval by our stockholders.  In certain circumstances, however, it may be necessary to call a stockholders' meeting and obtain approval of our stockholders, which may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.  Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and other professionals. If we decide not to complete a transaction after we have incurred material transaction costs in connection with the investigation, negotiation and documentation related thereto, such costs will likely not be recoverable.

Our ability to execute on these business objectives may be subject to material doubt as our management team will likely be limited to one part-time individual who will have minimal cash resources to support operations for more than the short-term.

ITEM 1A. RISK FACTORS

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control.  The following risk factors have been prepared as if the Foreclosure Action has been completed and the actions contemplated thereby have become effective on or about the Deemed Effective Date.

Risks Relating to Our Business

We need additional capital and our auditors have raised substantial doubt about our ability to continue as a going concern.

Assuming the Foreclosure Action is commenced, we will have cease all oil and gas operations and, with the exception of a part-time relationship with our current Chief Financial Officer, will have terminated all of our personnel. Our remaining assets, consisting only of a modest amount of cash, will only be sufficient to support our plan of operations for the short-term. We will  seek business opportunities and related financing that may be suitable investments for the Company. There can be no assurances that we can identify an appropriate business opportunity, and even if we can, there can be no assurance that  financing will be available to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of August 31, 2007 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We expect to discontinue oil and gas operations, will not generate any revenue unless we complete a business combination with an operating company, and need additional capital to fund our activities.

We have experienced net losses in each fiscal quarter since our inception, and we expect to continue to incur losses for the foreseeable future.  Assuming we transition our business model as expected, unless we complete a business combination with an operating company, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and compliance with our reporting obligations under applicable federal securities laws.  We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all.  If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

We may not be able to acquire an operating company and if we complete such an acquisition, we expect that we will need to raise additional capital.

Assuming we transition our business model as expected, our sole business objective following a Foreclosure Action will be to seek to identify business opportunities.   As of the date of this report, we have not commenced the process of identifying and evaluating any operating companies as potential acquisition targets and have not commenced any discussions or entered into any agreement to acquire an operating company.  There can be no assurance that we will be able to identify a suitable operating company to acquire or complete such an acquisition. Furthermore, our ability to execute on this business model may be subject to material doubt as our management team will likely be limited to one part-time individual who will have minimal cash resources to support operations for more than the short-term.  In the event that we complete such an acquisition, we expect that we will need to raise substantial additional capital.  We intend to rely on external sources of financing to meet any capital requirements and to obtain such funding through the debt and equity markets.   We cannot provide any assurances that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain such necessary funding, any such acquisition may not be successful.

In order to raise any financing, we  may need to increase our authorized capitalstock.

We are presently authorized to issue 335 million shares of common stock, approximately 333 million of which have been issued or reserved for issuance to cover the potential exercise of outstanding options and warrants. Although we have sufficient authorized and unissued shares to cover the exercise of currently outstanding options and warrants, in view of our current stock price, our authorized and unissued shares will likely be insufficient should we need to raise additional funding through the sale of our securities. Accordingly, we may not have sufficient authorized capital available to raise the funds necessary to execute our business plan beyond the short term.  We have not sought consent from our shareholders for this purpose, and can offer no assurances that our shareholders will vote to amend our articles of incorporation in a manner to facilitate any further fund raising.

Our Board of Directors  has sole discretion to identify and evaluate acquisition candidates and complete acquisitions without approval of our stockholders.

We have not developed any specific acquisition guidelines and we are not obligated to follow any particular operating, financial, geographic or other criteria in evaluating candidates for potential acquisitions or business combinations. We will target companies that we believe will provide the best potential long-term financial return for our stockholders and we will determine the purchase price and other terms and conditions of acquisitions without review or approval of our stockholders.  Accordingly, our stockholders will not have the opportunity to evaluate the relevant economic, financial and other information that our Board, which at that time may only consist of one person, will use and consider in deciding whether or not to enter into a particular transaction.

We will not generate any additional revenue or earnings unless and until we merge with or acquire an operating business.

Upon completion of the Foreclosure Action, we will have minimal cash assets and no operations.  As a result, we do not expect to generate any revenue or realize any unless and until we successfully merge with or acquire an operating business.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

There is currently a very competitive market for business opportunities which could reduce the likelihood of consummating a successful business combination.  We expect to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies, venture capital firms, and special purpose acquisition companies or “SPACs” are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do.  As result, we may be unable to effectively compete with such entities in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Risks Relating to our Stock

Our common stock is traded on the OTC Bulletin Board and could be subject to extreme volatility.

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future. The trading price of our common stock may be affected by a number of factors, including events described in these risk factors, as well as our operating results and financial condition.  In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We will seek to raise additional funds in the future, and such additional funding will likely be dilutive to shareholders or impose operational restrictions.

We need to raise additional capital in the immediate term to help  fund operating expenses and execute our new plan of operations.  If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The influx of additional shares of our common stock onto the market may create downward pressure on the trading price of our common stock.

The initial sale or secondary resale of substantial amounts of our common stock in the public markets could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate. We have over 100 million shares of our common stock that may be issued in the future upon the conversion or exercise of outstanding options and warrants. For this purpose, we have assumed that the Foreclosure Action will result in the termination of our outstanding Secured Convertible Debentures, which otherwise could be converted into approximately 111 million shares. The entry of this substantial number of shares into the public market, or the mere expectation of the entry of those shares into the market could adversely affect the market price of our common stock and could impair our ability to obtain capital through securities offerings.

Acquiring an operating company may result in substantial dilution.

Most acquisitions of private operating companies by public shell companies are completed by way of “reverse acquisitions” or “reverse mergers” pursuant to which the shareholders of the target company acquire a substantial majority of the issued and outstanding shares of the pubic company after completion of the merger.  Any such merger or acquisition may be effected by us without stockholder approval and will  result in substantial dilution in the percentage of our common stock held by our then existing stockholders.   Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors which may only consist of one person, may have the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Substantial voting power concentrated in the hands of our principal stockholders.

We have less than 15 shareholders who in the aggregate own and control approximately 47% of our outstanding common stock.   In addition, the two former holders of our Secured Convertible Debentures, have the right to acquire an aggregate of approximately 77 million shares of our common stock should they exercise all of their warrants and hold the shares of common stock received upon such exercise. This would equate to approximately 44% of our outstanding common stock, after giving effect to such issuance. However, the terms of these warrants, prohibit each holder from exercising the warrants, on less than sixty days notice, to the extent such conversion or exercise would cause such holder to beneficially own in excess of 2.49% of our outstanding common stock. For the purposes of this risk factor, we have assumed that the Foreclosure Action will terminate the Secured Convertible Debentures, which otherwise are convertible into an aggregate of approximately 111 million shares of our common stock.

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
Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Although a majority of our directors are considered independent and we have separately designated board committees consisting exclusively of directors who are considered independent, we expect that some or all of our independent directors will resign following the filing of this report.  Accordingly, we expect that we will no longer be in compliance with such corporate governance standards.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company.

If we fail to comply in a timely manner with requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us such that  the annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ending August 31, 2008 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending August 31, 2009.  Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 2. PROPERTIES

Our executive offices consist of approximately 3,284 feet of leased office space located at 300 SE 2nd Street, Suite 860, Ft. Lauderdale, FL 33301. We also own a field office and warehouse in Hunter, Arkansas, which formerly housed the operations personnel and consultants working on our Fayetteville Shale project.

Oil and Gas Properties

As we are likely to suspend all oil and gas operations in the immediate term, and will likely shortly thereafter dispose of our interest in all principal oil and gas properties, we have omitted any reference to our gross and net developed and undeveloped oil and natural gas acreage under lease as of August 31, 2007, as well as related reserves, production and drilling activities, as such information would provide no meaningful disclosure.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “MVOG.OB.” The following table set forth the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during our fiscal years ended August 31, 2006 and 2007, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.  The last price of our common stock as reported on the OTC Bulletin Board on December 7, 2007 was $.01 per share.

	High	Low
FISCAL YEAR ENDED AUGUST 31, 2006
Quarter ended November 30, 2005	$2.15	$1.40
Quarter ended February 28, 2006	$2.10	$1.10
Quarter ended May 31, 2006	$3.56	$1.36
Quarter ended August 31, 2006	$1.99	$1.00
FISCAL YEAR ENDED AUGUST 31, 2007
Quarter ended November 30, 2006	$0.58	$0.18
Quarter ended February 28, 2007	$0.31	$0.11
Quarter ended May 31, 2007	$0.26	$0.05
Quarter ended August 31, 2007	$0.08	$0.02

Holders

As of December 7, 2007, there were 144 shareholders of record of our common stock. However, based upon broker-inquiry conducted in conjunction with the distribution of Information Statements, we believe that there are a substantial number of additional beneficial owners of our common stock.

Dividend Policy

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

Recent Sales of Unregistered Securities

As of October 15, 2007, we issued an aggregate of 9,714,500 shares of our common stock, in combination with aggregate cash payments of $595,000, in compromise and discharge of a total of approximately $2,300,000 of unsecured indebtedness held by vendors who provided goods and services to our Fayetteville Shale project and in connection with the dismissal of a $1.2 million lawsuit filed by a land owner within the Fayetteville Shale project.  The shares were issued in  a private placement transaction to a limited number of persons in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D, without payment of underwriting discounts or commissions to any person.

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

The selected consolidated statement of operations data of the Company for each of the years in the three year period ended August 31, 2007 and the consolidated balance sheet data of the Company as of August 31, 2007, 2006 and 2005 are derived from the Company’s consolidated financial statements that have been audited by Malone & Bailey, PC and are included in this report. The selected consolidated statement of operations data of the Company for the years ended August 31, 2004 and 2003 and the consolidated balance sheet data of the Company as of August 31, 2003, are derived from the Company’s audited consolidated financial statements which were audited by Morgan & Company, but are not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future.

Consolidated Statement of Operations Data:	Years Ended August 31,
(In Thousands, Except Per Share Amounts)	2007	2006	2005	2004	2003

Total Revenue	$145	$906	$284	$—	$—
Operating expenses	(10,640)	(14,889)	(28,635)	(161)	(28)
Gain on Equity method investment	—	—	12	—	—
Loss from Continuing Operations	(10,495)	(13,983)	(28,339)	(161)	(28)

Other Income (expense):
Derivative Income (expense)	19,969	11,480	—	—	—
Net interest income (expense)	(35,937)	(6,192)	(2,121)	—	—
Debt prepayment penalty	—	(7,500)	—	—	—
Minority Interest-Continuing operations	—	—	—	5	—
Total	(15,968)	(2,212)	(2,121)	5	—

Income (loss) from Continuing Operations	(26,464)	(16,195)	(30,460)	(156)	(28)

Net Income (loss) from discontinued operations	24,527	(6,721)	(36)	—	—

Minority Interest	(9,396)	1,387	1,354	—	—

Net loss to Common Shareholders	$(11,334)	$(21,529)	$(29,142)	$(156)	$(28)

Basic and diluted loss per common share	$(0.11)	$(0.22)	$(0.27)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	106,655,594	98,312,289	80,741,335	58,678,904	58,520,000

Consolidated Balance Sheet Data: (In Thousands)
	Years ended August 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$1,963	$2,212	$2,907	$597	$32
Working capital surplus(deficit)*	(31,585)	(32,274)	476	(1,660)	30
Total assets	29,586	40,898	17,072	4,229	32
Total long-term liabilities	33	1,345	6	—	—
Stockholders’ equity	$(4,002)	$2,768	$12,702	$1,774	$30

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

Overview and Recent Transactions

We have continued to incur significant losses since our inception. During fiscal years 2006 and 2005, we recognized losses to common stockholders of $21,529,473 and $29,142,004, respectively. For the fiscal year ended August 31, 2007, our net loss to common stockholders was $10,946,110 and we had an accumulated deficit of $61,821,891 as of August 31, 2007

We have been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We have also been unable to secure additional funding for our operations. We have terminated all of our oil and gas personnel, and will likely terminate most of our administrative and executive personnel by December 31, 2007.

As more fully described in Part I Item 1 above, our existing capital resources are not sufficient to maintain our operations and to pay our remaining liabilities generally as they become due.  As a result, we received notices of default from the holders of our senior secured convertible debentures in the principal amount of approximately $27.8 million. We were subsequently advised by the holders of our secured convertible debentures that they intend to initiate a foreclosure action against our interests in Maverick Woodruff County (which holds our leasehold interests in the Fayetteville Shale project), Maverick Operating (the licensed operator of the Fayetteville Shale project), and miscellaneous seismic data and files related to our Fayetteville Shale oil and gas operations (the “Foreclosure Action.”).  We do not have the resources to challenge a Foreclosure Action or repay the underlying indebtedness, nor do we believe it is in our best interest to challenge the process for, among other reasons; when initiated we anticipate the Foreclosure Action would extinguish our $27.8 million indebtedness, leave us with a modest amount of cash resources, and avoid a likely bankruptcy filing. It will also extricate us from the Fayetteville Shale project, which otherwise would have required significant additional funding that we have been unable to secure.

Plan to Acquire an Operating Company

Assuming a Foreclosure Action is commenced as we expect, we will cease all oil and gas operations and our assets will consist primarily of a modest amount of cash.  Our operations will consist solely of attempting to identify and completing a business combination with an operating company and complying with our reporting obligations under federal securities laws.  We anticipate that the selection of a business combination will be complex and subject to substantial risk.  Based on  general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking access to the capital markets and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to incentivize key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Unless we acquire an operating company, we do not expect to retain any additional personnel, incur any capital expenditures, or incur any research and development expenses. Our ability to generate future revenue and earnings is dependent on identifying and acquiring an operating company.

We will to use our limited cash assets to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

Results of Operations.

Year ended August 31, 2007 compared to year ended August 31, 2006

We realized revenues from continuing operations of $144,744 for the twelve month period ended August 31, 2007, compared to revenues of $906,357 for the comparable prior year period.

We incurred a net loss from continuing operations of $26,463,979 for the twelve month period ended August 31, 2007 compared to a net loss from continuing operations of $16,195,855 for the twelve month period ended August 31, 2006.  Non-cash charges were the largest single component of our losses for both periods.  Our loss from continuing operations before other income (expense) for the twelve month period ended August 31, 2007 was $10,495,528, compared to a loss from continuing operations of $13,983,043 for the comparable prior year period.

Total operating expenses from continuing operations were $10,640,272 for the twelve month period ended August 31, 2007, as compared to $14,889,400 for the twelve month period ended August 31, 2006.

General and administrative expenses were $5,907,050 for the twelve month period ended August 31, 2007, as compared to $12,681,676 for the twelve month period ended August 31, 2006. Non-cash share based compensation expense of $1,357,920 and $5,316,690 for the twelve month periods ended August 31, 2007 and 2006, respectively, were major contributors to general and administrative expense.  The year to year decrease in general and administrative expenses is reflective of staff reductions and lower professional fees due to the decline from the high level of financing and regulatory reporting activity in the year ended August 31, 2006.

Non-cash expenses from continuing operations of $20,256,750 for the twelve month period ended August 31, 2007 included $1,357,920 of share based compensation, $252,355 of depletion, depreciation and amortization, $34,191,942 of non-cash interest expense, $755,111 of exploration expense, $2,271,313 of impairment charges, $1,396,865 of lease termination expense, which was offset by income of $19,968,756 associated with the conversion feature of  our January 2006 Debentures, June 2006 Debentures, November 2006 Debentures, and the Warrants associated with those debentures classified as derivative liabilities. Of the non-cash interest expense, $28,004,623 is the result of accelerating the amortization of the debt discount and deferred financing costs in the second quarter pending the restructuring of the remaining 2006 debentures, which was consummated with the July 31, 2007 recapitalization. Another impact of the recapitalization is that the conversion feature of the recapitalized debt and associated warrants no longer qualify as derivative instruments with embedded liabilities under EITF-00-19 and FAS 133 and consequently, the remaining derivative liability of $387,715 at July 31, 2007 was reclassed to additional paid-in-capital. The impairment charges of approximately $2.3 million consisted primarily of $1.8 million for Zapata county wells and the reduction in carrying value of approximately $0.4 million for the Whitewater assets to expected market related value.  Exploration charges were primarily for the G.L. Morris well in Fayetteville Shale Project. The approximate $1.4 million lease termination expense represents the loss of certain Fayetteville Shale Project leases for failure to execute on drilling commitments.

Non-cash charges from continuing operations for the twelve month period ended August 31, 2006 of $1,845,073 included $5,894,163 of share based compensation expense, $625,436 of depletion, depreciation and amortization, $5,894,163 of non-cash interest expense, $1,488,339 exploration expense, which was offset by income of $11,479,555 associated with the conversion feature of  our January 2006 Debentures, our June 2006 Debentures, and the Warrants associated with those debentures classified as derivative liabilities.

EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis.  This is a non-cash accounting event that applies to the accounting for our Secured Convertible Debentures and associated warrants and does not represent a current or future cash requirement of the Company and, as such, has no impact on liquidity.  This convention will cause a non-cash expense to be realized during periods when our share price rises and non-cash income to be recognized when our share price falls.  This accounting treatment does not impact operating income. The debentures and associated warrants as recapitalized on July 31, 2007 no longer qualify for this treatment.

Discontinued operations

The sale of the Barnett Shale assets was closed at the end of April 2007.  The earnings for the twelve month period ended August 31, 2007 from this asset prior to its sale and the gain on the sale resulted in a gain on discontinued operations of $24,100,041 gross and $14,703,551 net to us after minority interest as compared to a gain loss to us after minority interest of $5,333,619 for the comparable prior year period.

Year ended August 31, 2006 compared to year ended August 31, 2005

We realized revenues from continuing operations of $906,357 for the twelve month period ended August 31, 2006, compared to revenues of $283,785 for the comparable prior year period.

We incurred a net loss to common stockholders of $21,529,473 for the twelve month period ended August 31, 2006 compared to a net loss of $29,142,004 for the twelve month period ended August 31, 2005.  Non-cash charges were the largest component of our losses for both periods.  Our loss from continuing operations before other income (expense) for the twelve month period ended August 31, 2006 was $13,983,043 compared to a loss from continuing operations of $28,339,050 for the comparable prior year period.

Total operating expenses for continuing operations were $14,889,400 for the twelve month period ended August 31, 2006, as compared to $28,635,034 for the twelve month period ended August 31, 2005.  General and administrative expenses were $12,681,676 for the twelve month period ended August 31, 2006, as compared to $13,644,144 for the twelve month period ended August 31, 2005. Non-cash share based compensation expense of $5,316,690 and $9,982,798 for the twelve month periods ended August 31, 2006 and 2005, respectively, was a major component of general and administrative expense.  The year to year increase in other general and administrative expenses is reflective of establishing the proper level of professional staff to run the Company and professional fees associated with a high level of financing and regulatory reporting activity.  Non-cash charges from continuing operations for the twelve month period ended August 31, 2006 of $1,845,073 included $5,316,690 of share based compensation expense, $625,436 of depletion, depreciation and amortization, $5,894,163 of non-cash interest expense, $1,488,339 exploration expense, and income of $11,479,555 associated with the conversion feature of  our January 2006 Debentures, our June 2006 Debentures, and the Warrants associated with those debentures classified as derivative liabilities.  Exploration charges were for the G.L. Morris well in Fayetteville Shale Project.  Non-cash charges for the twelve month period ended August 31, 2005 of $22,744,756 included $9,982,798 of share based compensation $2,311,912 of depletion, depreciation and amortization, $4,739,630 of exploration expense, and $5,710,416 of impairment charges.

Liquidity and Capital Resources

Net cash used in operations was $8,986,947 for the twelve month period ended August 31, 2007.  The primary use of this cash was to fund the operating loss and reduce accounts payable.  Net cash used in investing activities for the period was $2,863,417 and consisted primarily of funding drilling and development activities in the Fayetteville Shale project in the amount of $3,082,701 as compared to net cash used of $20,966,176 for the comparable prior year period.

Net cash used in financing activities during the twelve month period ended August 31, 2007 was $10,272,699 compared to $29,531,399 of cash provided by financing activities during the comparable prior year period. Cash was used to pay $17,167,699 of secured convertible debentures and prepayment premiums, and accrued interest.  These amounts were partially offset by cash provided by the sale of 5,225,000 investment units for proceeds of $1,045,000 and the sale of secured convertible debentures for net proceeds of $5,850,000.

Net cash provided by Discontinued Operations was $21,873,803 for the twelve month period ended August 31, 2007 compared to net cash used of $6,852,945 for the comparable prior year period.  Proceeds from the sale of the Barnett Shale Assets, net of minority interest, was the primary contributor to current year cash flow.

We had net working capital deficit of $31,584,965 as of August 31, 2007 a decrease of $688,913 as compared to the August 31, 2006 deficit of $32,273,878.  The decrease was primarily attributed to the partial repayment of our secured long term debentures, offset by the reclassification of the remaining principal of the debentures to short term debt pursuant to our recent event of default, the payment of $3,273,954 of trade payables, and a $18,087,733 mark to market decline of the derivative liability of our debentures and associated warrants.  These amounts were offset by the $3,575,268 reclassification of the receivable due from Cygnus.  The derivative liability was a non-cash liability which was recognized as a current liability because the debenture holders had the option to convert the debentures into our shares at anytime at their option.

On April 27, 2007, we sold our interest in the Barnett Shale project for net proceeds of approximately $22.5 million.  After the payment of expenses of the transaction and project related expenses, we yielded net proceeds of approximately $20.3 million. The sale of our interest in the Barnett Shale project was undertaken to satisfy certain contractual obligations imposed under the terms of our secured convertible debentures dated June 21, 2006 and November 16, 2006.  We applied $19 million of the net proceeds towards the repayment of amounts due under these debentures.

The agreement of sale for the Barnett Shale project contains negotiated indemnity obligations in favor of the buyer regarding breach of any of representations and warranties. These obligations continue to apply, subject to caps, for a period of twelve (12) months, and, with respect to aggregate liabilities in excess of specified thresholds.

Following the sale of our interest in the Barnett Shale project, we applied approximately $19 million of the proceeds towards the prepayment penalty, outstanding principal and interest due under a series of secured convertible debentures dated January 5, 2006, June 21, 2006 and November 16, 2006, in the aggregate principal amount of $44,250,000 (collectively, the “2006 Debentures”).  With the recognition that we would not be able to meet the scheduled repayment terms of the 2006 Debentures, and the conclusion of our Board of Director that the terms of the 2006 Debentures and the associated warrants to purchase 77,902,595 shares of common stock that were issued in conjunction with the 2006 Debentures (the “2006 Warrants”) would create impediments for future financing efforts, on July 25, 2007, we agreed with the holders of the 2006 Debentures to enter into a recapitalization transaction (the “Recapitalization”).  The Recapitalization involved the retirement of the 2006 Debentures and 2006 Warrants in exchange for new secured convertible debentures (the “2007 Debentures”)  and warrants (the “2007 Warrants”).

The 2007 Debentures have an aggregate principal amount of $27.8 million, accrue interest at 8% per annum, and have a maturity date on the second anniversary of the date of  issuance, subject to the right of the holders to require us to repurchase one-third of the outstanding principal amount due on each of the fifteenth and twenty-first month anniversaries of the date of issuance.  Interest payments and expenses associated with issuance are due on the maturity date.  The 2007 Debentures are convertible into 111,018,016 shares of our common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments relating to stock splits, stock dividends and the like. The 2007 Warrants have an exercise price of $0.01 per share.   The 2007 Warrants are subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like.

The provisions of the 2007 Debentures were evaluated pursuant to the terms of FAS 15 and EITF 02-04 and were determined to represent a modification of debt rather than a constructive extinguishment and accordingly, no gain or loss on the exchange of the 2006 Debentures for the 2007 Debentures has been recognized.

Under the terms of a registration rights agreement we entered into in connection with the Recapitalization, we have agreed to provide incidental “piggyback” registration rights to the holders of the 2007 Debentures and 2007 Warrants.  Accordingly, if we file a registration statement with the Securities and Exchange Commission covering the sale of our securities, we have agreed to include in such a registration statement, the public sale of the shares of our common stock issuable upon conversion of the 2007 Debentures and upon exercise of the 2007 Warrants.

On December 19, 2006, we sold an aggregate of 5,225,000 investment units for a purchase price of $0.20 per unit, for total proceeds of $1,045,000.  Each unit consisted of one share of common stock and a warrant to purchase an additional share at an exercise price of $0.20 per share. We agreed to register the resale of the units in the next registration statement we file with the Securities and Exchange Commission. However, the holders of the units may demand that we file a registration statement on their behalf as we have not done so by March 31, 2007.

The foregoing represents our principal sources of financing during the past twelve months.  We do not maintain a line of credit with any bank or other financial institution.

Recently, our liquidity and capital resources have been dramatically affected as we have compromised and settled much of our unsecured indebtedness and expect to receive a Foreclosure Action by the holders of our 2007 Debentures.

Even though we have been able to successfully compromise significant financial obligations to the vendors and suppliers to our Fayetteville Shale project, one of our Fayetteville Shale partners, and to an existing claimant involving our Fayetteville Shale project, our existing capital resources are not sufficient to maintain our operations and to pay our remaining liabilities generally as they become due. Our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term, and we expect that we will need to raise additional financing within the short term to sustain operations over the next twelve months.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

Contractual Obligations

The following summarizes our material long-term contractual obligations as of August 31, 2007:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (1)	$27,992,523	$27,992,523	—	—	—
Capital Leases	—	—	—	—	—
Operating Leases (2)	132,482	132,482	—	—	—
Purchase Obligations	—	—	—	—	—
Employment Agreements	—	—	—	—	—
Total	$28,125,005	$28,125,005

(1)	At August 31, 2007 our long-term debt balances are being reported as current on the assumption that a foreclosure action will likely take place in or before January 2008.

(2)	Does not include up to $3 million in penalties that could be due in connection with failure to fulfill certain drilling commitments in the Fayetteville Shale project.

Off-Balance Sheet Arrangements

As of August 31, 2007, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Successful Efforts Accounting

We utilized the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charge to expense when incurred.

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

Asset Retirement Obligations

We are required to make estimates of the future costs of the retirement obligations of our producing oil and gas properties. This requirement necessitates that we make estimates of its property abandonment costs that, in some cases, will not be incurred until a substantial number of years in the future. Such cost estimates could be subject to significant revisions in subsequent years due to changes in regulatory requirements, technological advances and other factors that may be difficult to predict.

Income Taxes

We are subject to income and other related taxes in areas in which we operate. When recording income tax expense, certain estimates are required by management due to timing and the impact of future events on when income tax expenses and benefits are recognized by us. We will periodically evaluate our tax operating loss and other carryforwards to determine whether a gross deferred tax asset, as well as a related valuation allowance, should be recognized in its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Credit Rating Risk

As of August 31, 2007, we had approximately $2.0 million in cash and cash equivalents, and short term investments. At August 31, 2007, approximately $1.0 million was held in our operating accounts to be used for general corporate purposes, and $1.0 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities. Based on sensitivity analyses performed on the financial instruments held as of August 31, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk

Our major commodity price risk exposure is to the prices received for our natural gas and oil production. Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil. Prices received for natural gas and oil are volatile and unpredictable and are beyond our control. For the quarter ended August 31, 2007, a 10% fluctuation in the prices for natural gas and oil production would have had minimal impact on our revenues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Maverick Oil and Gas, Inc., including the notes thereto and the report of the independent accountants thereon, are included herein beginning at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by us under the supervision and with the participation of our Interim Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting identified in connection with that evaluation that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements With Certain Officers.” of  SEC Form 8-K.

Messrs. Rucigaj and Fitzgerald have advised us of their intentions,  upon filing this Annual Report on Form 10-K with the SEC, to tender their resignations as directors of the Company.   Mr. Cohen has advised us that, effective upon filing this Annual Report on Form 10-K with the SEC, he will be tendering his resignation as an executive officer of the Company.  Concurrent with the forgoing resignation, we will appoint Mr. Ruddy to serve as the Chief Executive Officer of the Company.

On November 30, 2007, in conjunction with the winding-down of our operations, we terminated Mr. Ruddy’s employment agreement.  In connection with such termination, on December 14, 2007, we entered into a Separation Agreement with Mr. Ruddy.  Under the Separation Agreement, we have agreed to pay Mr. Ruddy a one time termination payment of $27,556 (which represents a significant discount from the $137,778 provided for under his employment agreement in the event of a termination without cause) and execute a mutual release with Mr. Ruddy.  Mr. Ruddy has agreed to continue providing full-time services to us on an at-will basis through January 31, 2008, and thereafter to continue on a part-time capacity at a rate of $6,000 per month.

On November 30, 2007, in conjunction with the winding-down of our operations, we terminated Mr. Cohen’s employment agreement.  In connection with such termination, on December 14, 2007, we entered into a Separation Agreement with Mr. Cohen.  Under the Separation Agreement, we have agreed to pay Mr. Cohen a one time termination payment of $50,853 (which represents a significant discount from the $254,265 provided for under his employment agreement in the event of a termination without cause) and execute a mutual release with Mr. Cohen.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is certain information regarding our directors and executive officers.

Name	Age	Position Held
Stephen M. Cohen	51	Chief Executive Officer (Interim)
John A. Ruddy	60	Chief Financial Officer and Director
Lance E. Johnson	61	Director
David Preng	61	Director
Andrej Rucigaj	43	Director
Matthew Fitzgerald	50	Director

Mr. Cohen has served as our Chief Executive Officer (Interim) since March 27, 2007. From January 2005 through July 2006, Mr. Cohen served as outside general counsel to Maverick through SMC Capital Advisors, Inc., a firm founded by Mr. Cohen in 2004 to provide business and legal consulting services regarding matters of corporate finance and federal securities laws.  From October 2005 through November 2007, Mr. Cohen was also a director, and the general counsel and corporate secretary, of Radiant Logistics, Inc. a non-asset based supply chain management company.  From 2000 through 2004, Mr. Cohen served as senior vice president, general counsel and secretary of Stonepath Group, Inc., a global non-asset based provider of third party logistics services. Prior to 2000, Mr. Cohen practiced securities and corporate law, having most recently been a shareholder of Buchanan Ingersoll & Rooney P.C.  Mr. Cohen earned a Bachelor of Science in Accounting from the School of Commerce and Finance of Villanova University in 1977, a Juris Doctor from Temple University in 1980, and an LLM in Taxation from Villanova University School of Law. Mr. Cohen has advised the Company that, effective upon filing this Annual Report on Form 10-K with the SEC, he will be tendering his resignation from office to join a Philadelphia-based law firm.

John A. Ruddy has served as our Chief Financial Officer since March 2005. Mr. Ruddy has 30 years of experience in the oil and gas industry. From October 2003 until March 2005 he served as Chief Financial Officer of Hurricane Energy, LLC. From December 1996 to September 2003, Mr. Ruddy was the Chief Financial Officer of the Sunoco Marketing Division. From 1993 to 1996, he was the Chief Financial Officer for Sunoco’s International Exploration and Production division. Mr. Ruddy spent 25 years with Sunoco, Inc., the largest independent refining and marketing company in the U.S. Mr. Ruddy has extensive experience in acquisitions and divestments in both the upstream and downstream areas, having participated in transactions valued in excess of $1.5 billion during his career.

Lance E. Johnson joined our Board of Directors on August 10, 2005. Mr. Johnson is a veteran of 30 years in the energy industry. Following service of six years in the United States Air Force as an officer and pilot, Mr. Johnson joined Mobil Oil Corporation in 1975. Mr. Johnson held numerous senior management positions within Mobil Oil Corporation including Managing Director of Mobil Exploration Norway, General Manager of Production for Mobil

U.S. Exploration and Production, Chairman and President of Mobil North Sea Ltd. In 1996, Mr. Johnson was appointed Executive Vice President of Mobil Oil Corporation for Supply, Trading and Transportation and in 1998, he assumed responsibility for worldwide New Exploration and Production Ventures. Coincident with the merger of Exxon and Mobil in 1999, Mr. Johnson was appointed Vice President of ExxonMobil Production Company from which position he retired in June, 2002. He holds a B.S. in Mechanical Engineering from Tufts University and a Masters Degree in Industrial Management from Central Michigan University.

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

Expected Resignations

Messrs. Cohen, Rucigaj and Fitzgerald have advised us of their intention, upon filing this Annual Report on Form 10-K with the SEC, to tender their resignations as directors and as an officer of the Company.  As a result, after the filing of this report, we expect that Mr. Ruddy will be the sole officer of the Company.

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

Security Holder Nominations of Directors

Since the date we last provided disclosure regarding procedures by which security holders may recommend nominees to serve as directors of the Company, we have not implemented any changes to the procedures by which security holders may recommend nominees to serve as directors of the Company.

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

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish to us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during fiscal 2007 all reporting persons timely complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors (the “Committee”) has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy.  The Committee approves, administers and interprets our executive compensation and benefit policies, including our 2005 Stock Incentive Plan.  The Committee is appointed by our Board of Directors, and consists entirely of directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code and “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934. The following sets forth the philosophy and objectives of the Committee and provides a discussion of its executive compensation policies and practices.

Overview of Compensation Program

The Committee’s goal is that the total compensation paid to our executive officers is fair, reasonable and competitive. The following discusses the compensation and benefits provided to our named executive officers.  The “named executive officers” are the persons who were, as of August 31, 2007, our principal executive officer (CEO), our principal financial officer (CFO), and our former CEO.

Compensation Philosophy and Objectives

Our executive compensation philosophy and objectives are as designed to:  (i) align compensation with creation of stockholder value; (ii) provide market competitive compensation to attract and retain talented executives; (iii) link incentive compensation to continuous improvements in strategic and operating performance; and (iv) to ensure fairness among the executive management team by recognizing the contributions each executive makes to our success.

The Committee approves and periodically evaluates our compensation policies applicable to the executive officers so that: (i) we maintain the ability to attract and retain excellent employees in key positions; and (ii) compensation provided to executive officers remains competitive relative to the compensation paid to similarly situated executives.

Independent Consultant

The Committee has the authority to retain and use the services of an independent executive compensation consulting firm. To date, the Committee has not retained such a consultant to assist it in its duties.

2007 Executive Compensation Components

The existing executive compensation program consists of the following primary elements:

•	base salary;
•	bonus;
•	long−term incentive/stock−based awards; and
•	certain perquisites.

Each of these compensation elements is described in detail in this discussion and analysis.

Competitive Benchmarking

We do not believe that it is appropriate to establish compensation levels primarily based on benchmarking. We believe that information regarding pay practices at other companies is useful in two respects, however. First, we recognize that our compensation practices must be competitive in the marketplace. Second, this marketplace information is one of the many factors that we consider in assessing the reasonableness of compensation.

Base Salary

We provide named executive officers with base salary to compensate them for services rendered during the fiscal year. For each position, the Committee establishes a base salary that takes into consideration the position and its responsibility along with information related to the Company’s marketplace.

During its review of base salaries for executives, the Committee primarily considers:

•	information relating to the Company’s marketplace;
•	internal review of the executive’s compensation, both individually and relative to other officers; and
•	individual performance.

Salary levels are typically reviewed annually as well as upon other changes in job responsibilities. Increases for named executive officers are reviewed and approved by the Committee based on the criteria listed above.

The following table shows the current base salary for each of our named executives (actual base salary paid to each during 2007 are included in the Summary Compensation Table):

Name	Base Salary
Stephen M. Cohen	$ 240,000
John A. Ruddy	$ 268,745

Bonus

Another key component of our compensation program is payment of discretionary bonuses.  During the fiscal year ended August 31, 2007, we paid discretionary bonuses to our interim chief executive officer and chief financial officer in the amounts of $87,500 and $62,000 respectively.  These bonuses were paid in recognition of: (i) the exemplary efforts in connection with the sale of our Barnett Shale project which resulted in gross proceeds sufficient to satisfy certain secured indebtedness and additional funds to satisfy a material amount of additional obligations; and (ii) the expected substantial work and commitment that would be necessary to compromise all of our unsecured obligations in connection with the wind down of our oil and gas operations.

Long−Term Incentives

Our long−term incentive program is a key element of our total compensation program. Long−term incentives are a large component of variable compensation and provide a strong tie to long−term stockholder value. Our long−term incentive compensation historically has consisted of awards of stock options, and to a lesser extent, restricted stock.  As we made substantial grants of restricted stock and options during the fiscal year ended August 31, 2006, we determined that our executive officers had a sufficient equity stake and long term incentive for the fiscal year ended August 31, 2007.  As a result, we did not issue any additional equity compensation to our executive officers in 2007.

Stock Options. Stock options reward management for increases in our stock price above the price at the time the options are granted and thus provide a direct link to creation of stockholder value. We did not award any stock options during the fiscal year ended August 31, 2007.

Restricted Stock. Restricted stock grants build executive stock ownership and focus executives on long−term company performance. Furthermore, awards of restricted stock are consistent with current market practice. Awards of all restricted stock require approval of the Committee. We did not issue any restricted stock during the fiscal year ended August 31, 2007.

Perquisites

In addition to base salaries, we provide named executive officers with certain perquisites and personal benefits, including automobile-related expenses and relocation expenses.  When determining each named executive officer’s base salary, we take the value of each such officer’s perquisites and personal benefits into consideration.

      During 2007, we provided an automobile allowance to James Watt, our former chief executive officer, and a relocation allowance to Stephen Cohen, our interim chief executive officer.  The purpose of this relocation allowance was to compensate Mr. Cohen for his temporary relocation expenses and incentivize Mr. Cohen to become our interim chief executive officer.

The foregoing perquisites and personal benefits are reported in the “All other compensation” column of the Summary Compensation Table below, and are further described in footnotes (1) and (3) to the Summary Compensation Table.

Performance Evaluation and Role of Officers in Setting Compensation

The Committee makes all final decisions regarding compensation for all executive officers. The Committee evaluates the performance of each of the other executive officers, in some cases in conjunction with the Audit Committee in the case of evaluating the senior financial management.  The Committee may, at its own discretion, include the CEO in deliberations and the approval process for the compensation of other executive officers.  For the CEO’s compensation, the Committee will evaluate his performance against performance objectives. These objectives include specific measurable financial performance metrics and achievement of business strategy milestones.  The Committee will monitor the performance of the CEO against these goals throughout the year and determine the final year-end evaluation. The Committee will make its compensation decision for the CEO based on this evaluation.

Other Benefits

The Company provides a benefit plan, consisting of health insurance to its employees.

Executive Compensation Employment Agreements

We have entered into written employment agreements with each of our executive officers, which provide for various benefits, including severance payable under certain circumstances. These employment agreements are designed to promote stability and continuity among our senior management team. A complete description of these agreements is set forth below under the caption “Description of  Employment Arrangements”

As described in more detail elsewhere in this report, in April 2007, we sold our Barnett Shale project in consideration of gross cash proceeds of $35.5 million.  More recently, we have been unable to satisfy our obligations with respect to our Fayetteville Shale project, have substantially reduced our oil and gas operations, and our senior secured creditor has commenced foreclosure action on our Fayetteville Shale project and other oil and gas assets.  In light of the foregoing, in November, 2007 we terminated the employment agreements with our interim chief executive officer and chief financial officer.  In connection with such terminations, on December 14, 2007 we entered into separation agreements and mutual releases with our executive officers pursuant to which we have agreed to pay one-time termination payments of $50,853 to Mr. Cohen and $27,556 to Mr. Ruddy.  These amounts equal approximately 20% of the amounts due to each of our executive officers under their respective employment agreements.  We arrived at these amounts as they are substantially equal, on a percentage basis, to the settlement payments we made to our unsecured creditors in connection with the wind down of our oil and gas operations.

Once the Foreclosure Action described elsewhere in this annual report is effective, our operations will consist sole of identifying and acquiring a suitable operating company and complying with our reporting obligations under the federal securities laws.  For this reason, we do not expect to enter into any material compensation arrangements with our executive officers in 2008.

Tax and Accounting Implications

Deductibility of Executive Compensation − Section 162(m) Compliance

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a public corporation’s tax deduction for compensation paid to its chief executive officers and any of its four other most highly compensated officers in excess of $1,000,000 in any year. Compensation that qualifies as “performance-based compensation” is excluded from the $1,000,000 deductibility cap, and, therefore, remains fully deductible by the corporation that pays it. We intend that stock options granted under the Plan will qualify as performance-based compensation and restricted stock awards.

Summary Compensation Table

The following table sets forth the compensation for the fiscal year ended August 31, 2007, for services to us in all capacities, by our Interim Chief Executive Officer , Chief Financial Officer and Former Chief Executive Officer, (the “named executive officers”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	All other compen-sation ($)	Total ($)
Stephen M. Cohen/Interim CEO – Corporate Counsel	2007	$ 260,000	$ 87,500	$ 30,785 (1)	$ 378,285

James A. Watt, Former CEO (2)	2007	$ 145,833	—	$ 18,599 (3)	$ 164,432

John A. Ruddy, CFO	2007	$ 268,745	$ 62,000	—	$ 330,745

(1) Consists of housing allowance paid through March 2007 and health insurance premiums.
(2) Mr. Watt served as our CEO from August 2006 through March 2007.
(3) Consists of car allowance and health insurance premiums.

Description of Employment Arrangements

On March 9, 2005, we entered into an employment agreement with John A. Ruddy, our Chief Financial Officer. This agreement has a five-year term and requires us to pay Mr. Ruddy a base annual salary of $215,000, and has provisions for performance based adjustments after six months, then annually. Under this agreement, we granted Mr. Ruddy an option to purchase up to 1,230,000 shares of our common stock at an exercise price of $2.395 per share, vesting in equal installments on each of the first five anniversaries of the date of his employment agreement. If we terminate Mr. Ruddy’s employment without cause (as defined in the agreement) or by reason of his death or disability, we are required to pay Mr. Ruddy his base salary and benefits, not including additional compensation, for a period of six months from the effective date of termination or until the term of the agreement expires, whichever period is shorter, and the options we granted Mr. Ruddy in the agreement will continue to vest through this severance period.  On November 30, 2007, in conjunction with the winding-down of our operations, we terminated Mr. Ruddy’s employment agreement.  In connection with such termination, on December 14, 2007, we entered into a Separation Agreement with Mr. Ruddy.  Under the Separation Agreement, we have agreed to pay Mr. Ruddy a one time termination payment of $27,556 (which represents a significant discount from the $137,778 provided for under his employment agreement in the event of a termination without cause) and execute a mutual release with Mr. Ruddy.  Mr. Ruddy has agreed to continue providing full-time services to us on an at-will basis through January 31, 2008, and thereafter to continue on a part-time capacity at a rate of $6,000 per month.

On July 10, 2006, we entered into an employment agreement with Stephen Cohen in a non-executive capacity as our Director of Legal Affairs/Corporate Counsel.  The agreement requires us to pay Mr. Cohen a base annual salary of $240,000, plus entitles him to participate in an annual bonus program with a target of 50% of base salary.  Under this agreement, we agreed to grant Mr. Cohen an option to purchase 500,000 shares of our common stock at an exercise price of $1.04 per share, vesting in equal installments on each of the first five anniversaries of his date of employment.  We also granted Mr. Cohen 100,000 restricted shares subject to immediate vesting. Mr. Cohen subsequently became our interim Chief Executive Officer during March, 2007. If we terminate Mr. Cohen’s employment other than “For Cause”, or by reason of his death or disability, or if Mr. Cohen terminates for “Good Reason”, Mr. Cohen shall be entitled to continuation of his salary and benefits for a period of twelve months from the date of such termination.  Plus, Mr. Cohen is entitled to 24 months of accelerated vesting under his stock options.  If termination follows a “Change of Control”, the salary continuation period becomes 24 months.  In the event of a “Change of Control”, all of Mr. Cohen’s stock options shall immediately vest.  On November 30, 2007, in conjunction with the winding-down of our operations, we terminated Mr. Cohen’s employment agreement.  In connection with such termination, on December 14, 2007, we entered into a Separation Agreement with Mr. Cohen.  Under the Separation Agreement, we have agreed to pay Mr. Cohen a one time termination payment of $50,853 (which represents a significant discount from the $254,265 provided for under his employment agreement in the event of a termination without cause) and execute a mutual release with Mr. Cohen.

Change in Control Arrangements

If our Stock Incentive Plan is terminated as a result of or following a “Change in Control,” as that term is defined in the Stock Incentive Plan, all participants in the Stock Incentive Plan are credited with an additional six months of service for vesting purposes.  Messrs. Cohen and Ruddy hold options and restricted shares under the Stock Incentive Plan.

If within six months following a change of control, Mr. Cohen’s employment agreement is terminated by the Company, other than for cause, or is terminated by Mr. Cohen for good reason then Mr. Cohen is entitled to continuation of his salary and benefits for a period of 24 months.  In any event upon a change in control, the stock options awarded to Mr. Cohen shall immediately vest.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised stock options, unvested restricted stock, and equity incentive plan awards for each named executive officer outstanding as of August 31, 2007:

	Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Stephen M. Cohen	500,000	—	$1.10	7/3/2011	—	—

John A. Ruddy	492,000	738,000	$2.62	3/10/2010	26,667(1)	$ 553(2)

V. Ray Harlow	492,000	—	$2.29	3/10/2010	—	—

James A. Parrish	492,000	—	$2.29	3/10/2010	—	—

(1)	These shares vest during December 2008.

(2)	Based on $0.02, the last sales price of our common stock on August 31, 2007 as reported on the OTCBB.

Director Compensation

The following table sets forth the compensation for 2007 for those persons who served as members of our Board of Directors during the fiscal year ended August 31, 2007:

Name	Fees earned or paid in cash ($)	Total ($)
David Preng	$ 50,000	$ 50,000
Matthew Fitzgerald	$ 48,750	$ 48,750
Lance Johnson	$ 48,750	$ 48,750
Andre Rucigaj	$ 27,500	$ 27,500

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors is composed of David Preng, Chair, and Lance Johnson.  Neither have ever been an officer or employee of the Company or its subsidiaries and each is, and at all times during 2007 was, an independent director as defined in the AMEX Company Guide Section 121 and Section 10A(m)(3) of the Securities Exchange Act of 1934.

During 2007, none of our executive officers served on the board of directors or compensation committee of any entity in which any of the members of our Compensation Committee or any other member of our Board of Directors had any affiliation.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis appearing elsewhere in this Item 11 with our management and based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10−K.

Compensation Committee

David Preng, Chair
Lance Johnson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table indicates how many shares of our common stock were beneficially owned as of December 7, 2007, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options and warrants that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The table has been prepared based on  118,142,860 shares outstanding on December 7, 2007.  The address of each of the directors and executive officers listed below is c/o Maverick Oil and Gas, Inc., 300 SE 2nd Street, Suite 860, Fort Lauderdale, FL  33301.

Name and Address	Number of shares beneficially owned		Percent of Class
Stephen M. Cohen	600,000	(1)	*
John A. Ruddy	1,715,333	(2)	1.4%
Lance E. Johnson	143,948	(3)	*
David Preng	80,000	(4)	*
Andrej Rucigaj	80,000	(5)	*
Matthew Fitzgerald	80,000	(5)	*
Line Trust Corporation Limited 57/63 Line Wall Road P.O. Box 199 Gibraltar	27,775,000	(6)	18.2%
M.V. Oil and Gas Company Box 751 Providenciales Turks & Caicos	19,000,000	(7)	16.1%

Continental Capital, SPC c/o Ogier Fiduciary Services (Cayman) Limited, Queensgate House, South Church Street, PO Box 1234, Grand Cayman KY1-1108, Cayman Islands.	6,937,100	(8)	5.8%

All officers and directors as a group (6 persons)...	2.699,281		2.3%

(*) Less than 1%

(1) Includes 500,000 shares issuable upon the exercise of vested stock options at an exercise price of $1.04 per share.

(2) Includes 1,170,000 shares. Also includes 492,000 shares issuable under stock options that are currently exercisable at an exercise price of $2.395 per share and 53,333 restricted shares. Does not include: (i) 738,000 shares issuable upon exercise of stock options granted during March 2005 with an exercise price of $2.395 per share that are not currently exercisable; and (ii) 26,667 shares of restricted stock which will vest in February 2009.

(3) Includes 80,000 shares issuable upon exercise of stock options that are currently exercisable at an exercise price of $1.22 per share.

(4) Includes 80,000 shares issuable upon exercise of stock options that are currently exercisable at an exercise price of $1.02 per share. Also includes 40,000 shares issuable upon exercise of stock options with an exercise price of $1.02 per share which vest on September 26, 2007.

(5) Includes 40,000 shares issuable upon exercise of stock options that are currently exercisable at an exercise price of $1.39 per share. Also includes 40,000 shares issuable upon exercise of stock options with an exercise price of $1.39 per share which vest on February 3, 2008.

 (6) Line Trust Corporation Limited (“Line Trust”), The Aktiva Diversified Trust (“Aktiva”), and AltaFin, BV (“AltaFin”) have filed a Schedule 13D (the “Schedule 13D”) as members of a “group” (as that term is used in Section 13(d)(3) of the Exchange Act with respect to these shares. Aktiva has the beneficial ownership of 21,775,000 of these shares (including 3,775,000 shares issuable upon the exercise of warrants) and AltaFin has the beneficial ownership of 3,000,000 shares (including 1,000,000 shares issuable upon the exercise of warrants). Line Trust is the independent sole trustee of Aktiva. Line Trust is also the independent sole trustee of a trust that owns all of the stock of AltaFin and of a trust that directly or indirectly holds all of the shares of AltaFin’s corporate managing director. Line Trust has disclaimed beneficial ownership of these shares, except to the extent of any indirect pecuniary interest therein. The foregoing information is based upon the Schedule 13D. The class of beneficiaries of the trusts described in this note currently includes Darko Horvat and his family members.

(7) Based upon information provided to us, we have been advised that these shares are beneficially owned indirectly by David Stevenson, c/o KDS Capital, 53 Davies Street, Mayfair, London W1K 5JH, U.K.

 (8) Includes 4,937,100 shares directly owned by the holder, as well as 2,000,000 which the holder has a contractual right to acquire.

The foregoing table does not include additional shares of common stock that may in the future be issuable to each of the two holders of our Secured Convertible Debentures upon conversion of their Secured Convertible Debentures and/or exercise of their associated Debenture Warrants. The terms of their separate agreements with the Company prohibit each of them from converting their Secured Convertible Debentures and/or exercising their Debenture Warrants to the extent that conversion and/or exercise would otherwise result in either of them beneficially owning more than 2.49% of our shares. However, either holder can increase or waive such percentage limitation on more than 60 days notice. Accordingly, it is possible that following such notice, either or both of such holders could beneficially own more than 5% of our shares. Without regard to any such percentage limitation, we may in the future be caused to issue up to 141 million shares to one of our holders of Secured Convertible Debentures, and up to 47 million shares to the other holder of our Secured Convertible Debentures.

Equity Plan Information

The following table sets forth information, as of August 31, 2007, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	3,220,000(1)	$1.19	6,780,000 (3)
Equity compensation plans not approved by security holders	450,000(2)	$1.50	4,550,000

Total	3,670,000	$1.23	1,330,000

(1)  The Stock Incentive Plan covering up to 10 million shares was approved by our stockholders on January 27, 2006. On December 7, 2006, our Stock Incentive Plan was amended to increase from 10 million to 15 million the number of options and stock awards available for issuance thereunder.

(2) Includes 450,000 shares of common stock issuable upon the exercise of options granted to our former chief executive officer and the former manager of our treasury and accounting functions prior to the adoption of the Stock Incentive Plan.

(3) Represents shares which may be issued under options available for award under the Company’s Stock Incentive Plan as of August 31, 2007.

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

In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 450,000 shares of common stock. Options granted under the Plan have been granted subject to 20% annual vesting over a period of five years, contingent on continued service with the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee of our Board of Directors is responsible for reviewing and approving all related party transactions.  Before approving such a transaction, the Audit Committee takes into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances, and the extent of the related person’s interest in the transaction. The Audit Committee’s responsibility for related party transactions is set forth in the Committee’s written charter. The Committee’s policy regarding related party transactions is not in writing, but is the result of the oral consensus of the members of the Committee.

Director Independence

Our Board of Directors currently consists of Matthew Fitzgerald, Lance E. Johnson, Andrej Rucigaj, David Preng and John A. Ruddy.  Pursuant to applicable rules of the SEC, the Board has adopted the definition of “independent director” as set forth in the American Stock Exchange, or AMEX, Company Guide.  In applying this definition, the Board has determined that Messrs. Fitzgerald, Johnson, Rucigaj and Preng qualify as “independent directors” pursuant to AMEX Company Guide Section 121, and are also independent for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934 and Section 803 of the AMEX Company Guide, applicable to audit committee members.

As of the date of the report, we maintain a separately designated audit and compensation committees.  In applying the “independence standards” established by AMEX, the Board has determined that all members of the audit, and  compensation committees of our board of directors are “independent” for purposes of Section 803 of the AMEX Company Guide, applicable to audit, compensation and nominating committee members.

Certain Transactions

On August 2, 2006, we entered into a Separation Agreement with our former Chief Executive Officer, V. Ray Harlow.  Under the terms of the Separation Agreement, we provided Mr. Harlow with a lump sum severance equal to six months’ pay and engaged him as a consultant for thirty days from the date of separation.  We also agreed to continue his employee benefits until December 31, 2006 and accelerate the vesting of certain options and restricted shares.  Under the Separation Agreement, we have executed mutual releases with Mr. Harlow.

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

On November 30, 2007, in conjunction with the winding-down of our operations, we terminated our employment agreements with Messrs. Ruddy and Cohen.  In connection with such termination, on December 14, 2007, we entered into a Separation Agreements with each of Messrs. Ruddy and Cohen.  Under the Separation Agreement, we have agreed to pay a one time termination payments to Mr. Ruddy Mr. Cohen of $ 27,556 and $50,853, respectively (which represent significant discounts from the $392,043 provided for under their employment agreements in the event of a termination without cause) and execute a mutual release with Mr. Ruddy and Mr. Cohen.  Mr. Ruddy has agreed to continue providing full-time services to us on an at-will basis through January 31, 2008, and thereafter to continue on a part-time capacity at a rate of $6,000 per month.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal years ended August 31, 2007 and 2006 and fees billed for other services rendered by it during those periods.

	2007	2006
Audit Fees:	$170,734	$125,235
Other Audit Related Fees:	20,130	28,185
Total:	$190,860	$153,420

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

       (a) Exhibits

Exhibit Number	Description
2.1	Plan and Agreement of Merger between the Registrant and Waterloo Ventures, Inc. (2)
3.1	Articles of Incorporation(1)
3.2	Amended and Restated By-Laws (5)
3.3	Certificate of Amendment to the Articles of Incorporation (4)
3.4	Certificate of Amendment to the Articles of Incorporation dated August 7, 2006(11)
3.5	Amendment of Articles of Incorporation
4.5	Common Stock Purchase Warrant Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (6)
4.6	Letter Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of November 15, 2005, resulting in a modification to the warrant granted to Trident (7)
10.1	Warrant Certificate between the Registrant and AltaFin B.V. dated August 2, 2004(2)
10.2	Warrant Certificate between the Registrant and Trident Growth Fund, L.P. dated July 31, 2004(2)
10.3	Interest Purchase Agreement between the Registrant and Ferrell RBE Holdings, LLC dated July 2004(2)
10.4	Interest Purchase Agreement between the Registrant and South Oil, Inc. dated July 2004(2)
10.5	Registration Rights Agreement dated March 9, 2005 between the Registrant and the Founders of Hurricane Energy, LLC (3)
10.6	Employment Agreement dated March 9, 2005 between the Registrant and John A. Ruddy (3)
10.7	The Registrant’s 2005 Stock Option Plan (7)
10.8	Separation Agreement dated August 2, 2006, between Maverick Oil and Gas, Inc. and V. Ray Harlow(10)
10.9	Separation Agreement dated September 8, 2006, between Maverick Oil and Gas, Inc. and James Parrish(12)
10.10	Agreement of Sale and Purchase by and between RBE, LLC and Pioneer Natural Resources USA, Inc. (14)
10.11	Letter Agreement dated July 10, 2006 (Stephen M. Cohen)(15)
10.12	Securities Exchange Agreement dated as of July 30, 2007 (16)
10.13	Form of Secured Convertible Debenture dated as of July 30, 2007(16)
10.14	Form of Warrant dated as of July 30, 2007(16)
10.15	Form of Registration Rights Agreement dated as of July 30, 2007 (16)
10.16	Form of Pledge and Security Agreement dated as of July 30, 2007(16)
10.17	Form of Termination Letter dated as of July 30, 2007(16)
10.18	Form of Subscription Agreement dated as of October 7, 2007 (for the issuance of shares)(17)
14.1	Code of Business Conduct and Ethics(7)
21.1	Subsidiaries of the Registrant (18)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(18)
32.1
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(18)

32.2
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(18)

_____________________
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the Commission on October 4, 2002.

(2)	Incorporated by reference to our Annual Report on 10-KSB filed with the Commission on December 23, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 15, 2005.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 3, 2005.

(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 4, 2006.

(6)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 1, 2005.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on November 29, 2005.

(8)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 9, 2006.

(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 23, 2006.

(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 7, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2006.

(12)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on September 8, 2006.

(13)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 20, 2006.

(14)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 6, 2007.

(15)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on March 30, 2007.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 31, 2007.

(17)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 17, 2007.

(18)	Filed herewith.

SIGNATURES
Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK OIL AND GAS, INC

Date: December 14, 2007	By:	/s/ Stephen Cohen
Stephen Cohen
Interim Chief Executive Officer

Date: December 14, 2007	By:	/s/ John Ruddy
John Ruddy
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Cohen	Interim Chief Executive Officer	December 14, 2007
Stephen Cohen

/s/ John Ruddy	Chief Financial Officer,	December 14, 2007
John Ruddy	Principal Accounting Officer and Director

/s/ Lance E. Johnson	Director	December 14, 2007
Lance E. Johnson

/s/ David Preng	Director	December 14, 2007
David Preng

/s/ Matthew Fitzgerald	Director	December 14, 2007
Matthew Fitzgerald
/s/ Andrej Rucigaj	Director	December 14, 2007
Andrej Rucigaj

MAVERICK OIL AND GAS, INC. AND SUBSIDIARES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Maverick Oil and Gas, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Maverick Oil and Gas, Inc. and Subsidiaries as of August 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years then ended.  These financial statements are the responsibility of Maverick’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maverick, as of August 31, 2007 and 2006, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Maverick will continue as a going concern.  As discussed in Note 3 to the financial statements, Maverick has suffered recurring losses from operations, has negative working capital and is subject to a default notice from its debenture holders that will likely cause the Company to suspend its operations, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 14, 2007

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	August 31, 2007	August 31, 2006
Current Assets:
Cash and cash equivalents	$1,962,747	$2,212,007
Accounts receivable	7,882	2,156,469
Prepaid expenses and advances to operators	—	71,771
Total Current Assets	1,970,629	4,440,247

Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Unproved properties not being amortized	24,718,044	21,724,881
Proved properties, net	—	1,969,818
Buildings, furniture and equipment, net of accumulated depreciation of $139,228 and $94,771	389,523	789,278
Total Property, Plant and Equipment, Net	25,107,567	24,483,977

Other assets and prepaid loan fees	508,110	2,969,902
Assets held for sale and discontinued operations	2,000,000	9,004,201
Total Assets	$29,586,306	$40,898,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:

Payables and Accrued Expenses:
Accounts payable and accrued expenses	$4,872,726	$8,425,675
Liabilities of held for sale and discontinued operations	42,704	411,350
Other liabilities	647,641	—
Total Payables and Accrued Expenses	5,563,071	8,837,025

Short-term Debt and Derivative Liability:
Short-term secured convertible debenture, net of unamortized discount $8,366,420 at August 31, 2006	27,992,523	1,633,580
Debt prepayment penalty accrual	—	7,500,000
Current portion of long-term debt, net of unamortized discount of $6,010,880	—	655,787
Derivative liability	—	18,087,733
Total Short-term Debt and Derivative Liability	27,992,523	27,877,100

Total Current Liabilities	33,555,594	36,714,125

Long-Term Liabilities:
Long-term debt, net of unamortized discount of $12,021,758 at August 31, 2006	—	1,311,575
Asset retirement obligation	33,190	33,190
Total Long-Term Liabilities	33,190	1,344,765

Total Liabilities	$33,588,784	$38,058,890

Minority interest – discontinued operations	—	71,307

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 335,000,000 shares; 108,428,360 shares issued and outstanding at August 31, 2007 and 101,911,116 shares issued and outstanding at August 31, 2006	108,429	101,912
Additional paid-in capital	58,098,699	53,541,999
Accumulated deficit	(62,209,606)	(50,875,781)
Total Stockholders’ Equity (Deficit)	(4,002,478)	2,768,130

Total Liabilities and Stockholders’ Equity (Deficit)	$29,586,306	$40,898,327

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2007	2006	2005
Oil and Gas Revenues	$144,744	$906,357	$283,785

Expenses:
Lease operating expenses	57,578	88,003	137,435
Exploration costs	755,111	1,488,339	4,739,630
Lease termination expense	1,396,865	—	—
Impairment of oil & gas properties	2,271,313	—	5,710,416
Loss on earnest money deposit	—	—	4,250,000
General and administrative	5,907,050	12,681,676	13,644,144
Depletion, depreciation and amortization	252,355	631,382	153,409
Total expenses	10,640,272	14,889,400	28,635,034

Gain on equity method investment	—	—	12,199

Loss from continuing operations before other income (expenses)	(10,495,528)	(13,983,043)	(28,339,050)

Other income (expenses):
Net change in fair value of derivatives	19,968,756	11,479,555	—
Interest expense & discount amortization	(36,024,244)	(6,293,097)	(2,158,504)
Debt prepayment penalty accrual	—	(7,500,000)	—
Minority interest – continuing operations	—	—	—
Interest income & others	87,037	100,730	37,872
Total other income (expenses)	(15,968,451)	(2,212,812)	(2,120,632)

Loss from continuing operations	(26,463,979)	(16,195,855)	(30,459,682)

Net income (loss) from operations of discontinued Barnett Shale operations, including gain on disposal of $22,881,122 at August 31, 2007	24,526,644	(6,720,857)	(36,073)

Loss before minority interest	(1,937,335)	(22,916,712)	(30,495,755)

Minority interest from discontinued operations	(9,396,490)	1,387,239	1,353,751

Net Loss to common stockholders	$(11,333,825)	$(21,529,473)	$(29,142,004)

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

Earnings (Loss) per share information :
	Years Ended August 31,
	2007	2006	2005
Basic and Diluted Earnings (loss) per common share:
Earnings (Loss) from continuing operations	$(0.25)	$(0.16)	$(0.38)
Earnings (Loss) from discontinued operations, net of minority interest	$0.14	$(0.05)	$(0.02)
Earnings (loss) per common share	$(0.11)	$(0.22)	$(0.36)

Weighted average common shares outstanding basic and diluted	106,655,594	98,312,289	80,741,335

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 Years ended August 31, 2007, 2006 and 2005

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders' Equity
Balance at August 31, 2004	60,520,000	60,520	1,917,980	(204,304)	—	1,774,196
Discount on convertible debentures, net of minority interest portion of $300,116	—	—	1,755,576	—	—	1,755,576
Common Stock issued for cash	28,535,000	28,535	25,454,756	—	—	25,483,291
Common Stock issued for services	125,000	125	198,625	—		198,750
Purchase of Hurricane Energy, LLC with Common Stock	4,500,000	4,500	11,785,500	—	(11,790,000)	—
Amortization of deferred compensation related to the purchase of Hurricane Energy, LLC	—	—	—	—	8,054,044	8,054,044
Warrants issued for the purchase of Hurricane Energy, LLC	—	—	957,747	—	—	957,747
Options issued for the purchase of Hurricane Energy, LLC	—	—	76,107	—	—	76,107
Conversion of DDH promissory note to Common Stock	942,565	943	999,057	—	—	1,000,000
Conversion of Trident note to Common Stock	1,850,000	1,850	1,848,150	—	—	1,850,000
Issuance of options for services	—	—	418,500	—	—	418,500
Issuance of warrants for services	—	—	275,508	—	—	275,508
Net loss	—	—	—	(29,142,004)	—	(29,142,004)
Balance at August 31, 2005	96,472,565	$96,473	$45,687,506	$(29,346,308)	$(3,735,956)	$12,701,715
Common Stock issued for purchase of additional interest in RBE, LLC	250,000	250	287,250	—	—	287,500
Millenium Equity Purchase agreement, Common stock and warrants issued for cash, net of placement fees of $140,000	2,000,000	2,000	1,858,000	—	—	1,860,000
Common stock issued for compensation	1,400,000	1,400	106,600	—	—	108,000
Common stock issued for services	1,365,000	1,365	1,974,470	—	—	1,975,835
Common stock issued for interest expense payment	423,551	424	373,548	—	—	373,972
SFAS 123 (R) Share based compensation amortization	—	—	1,188,898	—	3,735,956	4,924,854
Issuance of warrants for services	—	—	1,449,660	—	—	1,449,660
Discount amortization on repayment of Secured Convertible Debenture from Trident Growth Fund, LP	—	—	616,067	—	—	616,067
Net loss	—	—	—	(21,529,473)	—	(21,529,473)
Balance at August 31, 2006	101,911,116	$101,912	$53,541,999	$(50,875,781)	$—	$2,768,130
SFAS 123 (R) Share based compensation amortization	—	—	1,357,921	—	—	1,357,921
Common stock issued for interest expense payment	1,292,244	1,292	515,605	—	—	516,897
Issuance of warrants for services			130,968	—		130,968
Shares and Warrants issued for cash – PIPE Transaction	5,225,000	5,225	1,039,775	—	—	1,045,000
Additional discount on warrants re-pricing	—	—	1,124,716	—	—	1,124,716
Elimination of derivative liability balance	—	—	387,715	—	—	387,715
Net loss	—	—	—	(11,333,825)	—	(11,333,825)
Balance at August 31, 2007	108,428,360	$108,429	$58,098,699	$(62,209,606)	$—	$(4,002,478)

See accompanying Notes to Consolidated Financial Statements

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended August 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net loss from continuing operations	$(26,463,979)	$(16,195,855)	$(30,459,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense & discount amortization	34,191,942	5,894,163	—
Change in fair value of derivatives	(19,968,756)	(11,479,555)	—
Debt prepayment penalty accrual	—	7,500,000	—
Loss on earnest money deposit	—	—	4,250,000
Share based compensation	1,357,920	5,316,690	9,982,798
Minority interest from continuing operations	—	—	—
Impairment of oil and gas properties	2,271,313	—	5,710,416
Lease termination expense	1,396,865	—	—
Exploration costs	755,111	1,488,339	4,739,630
Depreciation, depletion and amortization	252,355	625,436	2,311,912
Loss on sale of vehicles	11,762	—	—
Impairment of building to realizable value	47,387	—	—
Gain on equity method investment	—	—	(12,199)
Changes in working capital:	—	—	—
(Increase) decrease in accounts receivable	175,532	(1,275,059)	(881,410)
(Increase) decrease in prepaid expenses, advances to operators and others	57,552	233,203	(401,429)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(3,071,951)	5,383,513	959,185
Net cash used in operating activities	(8,986,947)	(2,509,125)	(3,800,779)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	(3,082,701)	(20,321,611)	(6,490,885)
Purchase of office building and other	—	(542,698)	—
Purchase of furniture and equipment	—	(101,867)	(167,876)
Proceeds from sale of office building and other	186,659	—	—
Proceeds from sale of vehicles	32,625	—	—
Payment of earnest money deposit	—	—	(4,250,000)
Dividends received	—	—	50,000
Net cash used in investing activities	(2,863,417)	(20,966,176)	(10,858,761)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	1,045,000	1,860,000	25,364,936
Proceeds from issuance of Note Payable	—	1,884,850	1,600,000
Proceeds from Short Term Secured Convertible Debenture, net of issuance costs	—	9,565,000	—
Proceeds from Long Term Secured Convertible Debenture, net of issuance costs	5,850,000	18,270,000	—
Proceeds from minority interest owner	—	—	1,847,899
Repayment of prepayment penalty	(7,500,000)	—	—
Repayment of long-term debt	(9,667,699)	—	—
Repayment of Note payables	—	(2,048,451)	(618,753)
Net cash provided by (used in ) financing activities	(10,272,699)	29,531,399	28,194,082
See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(…Continued)

	2007	2006	2005
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	$2,511,140	$(1,382,214)	$1,595,688
Net cash provided by (used in) investing activities	30,906,512	(6,576,038)	(12,718,124)
Net cash provided by (used in) financing activities	(11,543,849)	1,105,307	—
Net cash provided by (used in) Discontinued Operations	$21,873,803	$(6,852,945)	$(11,122,436)

Net Increase (Decrease) in Cash	(249,260)	(796,847)	2,412,106
Cash at the Beginning of Period	2,212,007	3,008,854	596,748
Cash at the End of Period	$1,962,747	$2,212,007	$3,008,854

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,832,302	$398,933	$515
Taxes	$—	$—	$—

Supplemental disclosure of non-cash operating, investing and financing activities:
Warrants issued for deferred financing costs	$—	$1,449,660	$—
Stock issued for accrued interest	$378,082	$373,972	$—
Stock issued for property	$—	$1,979,500	$—
Disposal of equity method partnership	$—	$962,199	$—
Additional asset retirement liability	$—	$55,744	$—
Discount of note due to derivative liability	$—	$29,580,388	$—
Reclassification of derivative liability balance to additional paid-in capital	$387,718	$—	$—
Issuance of stock based instruments in connection with the purchase of Hurricane Energy, LLC:
Stock	$—	$11,790,000	$—
Warrants	$—	$957,747	$—
Options	$—	$76,107	$—
Stock issued for conversion of promissory note	$—	$1,000,000	$—
Stock issued for debt	$—	$1,850,000	$—

See accompanying Notes to Consolidated Financial Statements

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Maverick Oil and Gas, Inc. (“Maverick”) was incorporated in Nevada on June 18, 2002.   Maverick and its subsidiaries (collectively, the “Company”) have limited operations. Our current activities are limited to the ownership of leasehold interests in Arkansas.

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

Certain reclassifications have been made to the prior year’s financial statements to conform with current presentation.

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

The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties.  During the fiscal year ended August 31, 2007 the company recorded an impairment loss of $2,271,313 on oil and gas properties, lease termination expenses of $1,396,865 and exploration expenses of $755,111 related to unproved properties.  During the fiscal year ended August 31, 2006, the company recorded exploration expenses related to unproved properties of $1,488,339. During the fiscal year ended August 31, 2005, the Company recorded an impairment loss of $5,710,416 related to proved properties and exploration expenses related to unproved properties of $4,739,630.

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

Revenue Recognition

The Company recognizes oil and natural gas revenue for its interest in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by the Company is not significantly different from the Company's share of production.

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

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less. The Company maintains its cash in bank deposit accounts that at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. At August 31, 2007 the allowance for doubtful accounts was $36,968.

Equity Method

Under the guidance of Emerging Issues Task Force D-46, Accounting for Limited Partnership Investments, Maverick uses the equity method to account for its limited partnership and membership interest that represent an ownership interest that exceeds 5% of the applicable entity, but is less than 50% of the applicable entity. Under the equity method of accounting, Maverick’s proportionate share of the investees’ net income or loss is included in Loss on equity investments in the consolidated statements of operations. During fiscal year 2005, the Company accounted for its investment in PHT Resendez, LP under the equity method of investment. This partnership was dissolved during October 2005.

Share Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“FAS 123R”). The Company adopted the disclosure requirements of FAS 123R as of January 1, 2006 using the modified prospective transition method approach.  FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in Share-Based Payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to FAS 123R, only certain pro forma disclosures of fair value were required.  See additional discussion in Note 4  Share-based compensation.

Loss per Common Share

Basic earnings per common share is computed by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding.

Diluted earnings per common share is computed by dividing the net earnings available to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the fiscal years ended August 31, 2007, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Recently Issued Accounting Pronouncements

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), that provides guidance on how a company should recognize, measure, present and disclose uncertain tax positions which a company has taken or expects to take. FIN 48 is effective no later than fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2008. Although the Company continues to evaluate the full impact of adopting FIN 48, the Company is not currently aware of any material impact from adoption on its consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company during the first quarter of fiscal 2008. The Company is currently evaluating the impact of adopting SFAS 157 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

NOTE  3.  GOING CONCERN

The Company has incurred significant losses since its inception. For the fiscal year ended August 31, 2007, our net loss was $11,333,825 and we had incurred an accumulated deficit $62,209,606 as of August 31, 2007. During fiscal years 2006 and 2005, we recognized losses of $21,529,473 and $29,142,004, respectively.

We have been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We have also been unable to secure additional funding for the Company. We have terminated all of our oil and gas personnel, and will likely terminate the balance of our administrative and executive personnel by December 31, 2007.

Even though we have been able to successfully compromise significant financial obligations to the vendors and suppliers to our Fayetteville Shale project, one of our Fayetteville Shale partners, and to an existing claimant involving our Fayetteville Shale project, our existing capital resources are not sufficient to maintain our operations and to pay the remaining liabilities of the Company and its subsidiaries, generally as they become due. This includes, within the immediate term, amounts which will become payable to certain leaseholders within the Fayetteville Shale project because we do not have the resources to discharge our drilling obligations to them, amounts required to remediate existing well sites and certain severance and other employment-related obligations. In the longer-term, we will also not be able to satisfy the amounts which will become due under our senior secured convertible debentures, for which we are obligated to repay the principal amount of approximately $27.8 million.

On December 4, 2007, we received notices of default from the holders of our senior secured convertible debentures. We were subsequently advised by the holders of our secured convertible debentures that they intend to initiate a foreclosure action against our interests in Maverick Woodruff County (which holds our leasehold interests in the Fayetteville Shale project), Maverick Operating (the licensed operator of the Fayetteville Shale project), and miscellaneous seismic data and files related to our Fayetteville Shale oil and gas operations (the “Foreclosure Action.”).  We do not have the resources to challenge the Foreclosure Action or repay the underlying indebtedness, nor do we believe it is in our best interest to challenge the process for, among other reasons; when initiated we anticipate the Foreclosure Action would extinguish fully our $27.8 million indebtedness, leave us with a modest amount of cash resources, and avoid a likely bankruptcy filing. It will also extricate us from the Fayetteville Shale project, which otherwise would have required significant additional funding that we have been unable to secure.

Notwithstanding the foregoing, the accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to cease operations as a going concern.

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

Prior to September 1, 2005, the Company accounted for stock-based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  Prior periods were not restated to reflect the impact of adopting the new standard.  As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the fiscal year ended August 31, 2007, includes compensation expense for all Share-Based Payments granted on or prior to, but not yet vested as of November 30, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all Share-Based Payments granted on or subsequent to September 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

During the twelve months ended August 31, 2007, the Company recognized stock-based compensation expenses of  $1,357,920 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the twelve months ended August 31, 2007 and 2006, no tax benefits from the exercise of stock options has been recognized as no options have been exercised.  Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for share−based compensation in accordance with FAS 123R for the following periods during the 2005 fiscal year. All stock−based compensation options granted to date have been issued on or after March 10, 2005:

The following table illustrates the pro forma effect on operating results and per share information had the Company accounted for share-based compensation in accordance with FAS 123R for the following periods during our prior fiscal year.  All stock-based compensation options granted to date have been issued on or after March 10, 2005:

Twelve Months Ended
August 31, 2005
Net loss, as reported	$(29,142,004)
Plus: Stock-based compensation expense using the intrinsic value of the option at the measurement date	494,607
Less: Stock-based employee compensation expense determined under fair value based method for all awards	(946,504)
Pro forma net loss	$(29,593,901)

Net loss per common share:
Basic and diluted loss per share, as reported	$(0.36)
Basic and diluted loss per share, pro forma	$(0.37)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	August 31, 2007	August 31, 2006
Expected life (years)	—%	8.0
Risk-free interest rate	—	4.63%
Expected Volatility	—	81.60%
Expected Dividend yield	—	0.0%

At August 31, 2006, the range of risk free interest rates used in the Black-Scholes option pricing Model (the “Model”) was 3.2% to 5.1%.  The range of expected volatility used in the Model was 41.3% to 86.1%.

No options were issued by the Company during the twelve months ended August 31, 2007. A schedule of outstanding options is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted(Average Remaining Contractual Term (in years)
Outstanding on August 31, 2006	11,104,000	$1.53	5.50
Granted	—	—	—
Exercised	—	—	—
Surrendered/Canceled	7,560,000	0.76	—
Outstanding on August 31, 2007	3,544,000	$1.95	1.23

Exercisable on August 31, 2007	2,610,000	$1.87	0.73

The weighted-average grant-date fair value for the twelve months ended 2006 $0.58/share. No options were issued during the twelve months ended August 31, 2007. No options were exercised during the twelve months ended August 31, 2007 and 2006, respectively. The unrecognized share based compensation cost related to stock option expense at August 31, 2007 is $591,744 and will be recognized over a weighted average of 2.25 years.

Stock-based compensation expense recognized for restricted stock awards was $36,165 and $1,970,288 for the twelve months ended August 31, 2007 and 2006, respectively. Total unrecognized compensation cost related to unvested restricted shares at August 31, 2007 was $39,915 and will be recognized over a weighted average of 1.58 years.

During the fiscal year ended August 31, 2007, no additional restricted stock grants were made. A schedule of restricted stock outstanding is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding on August 31, 2006	5,640,000	$2.21
Granted	—	—
Vested	—	—
Forfeited/Canceled	(1,000,000)	0.80

Outstanding on August 31, 2007	4,640,000	$2.51

NOTE 5.   SENIOR SECURED CONVERTIBLE DEBENTURES AND DEBT RECAPITALIZATION

January 5, 2006 Senior Secured Convertible Debentures and Contingent Liability Accrual

On January 5, 2006, we sold secured convertible debentures and associated warrants (“the January 5 debentures”), for net proceeds of $18,270,000.  The secured convertible debentures had an aggregate principal amount of $20,000,000 and were convertible into 21,331,058 shares of our common stock, based upon an initial conversion price $0.9376 per share, which was subject to anti-dilution adjustments. The January 5 debentures had a maturity date on the third anniversary of their issuance and bore interest at the rate of 7.5% per annum.  The associated warrants were exercisable for 31,996,587 shares of our common stock over a five year period with 21,331,059 having an initial exercise price of $0.9376 per share, 5,332,764 having an initial exercise price of $1.50 per share, and the remaining 5,332,764 having an initial exercise price of $2.00 per share.  The exercise prices of the warrants were subject to anti-dilution adjustments.  As a result of the June 21, 2006 secured convertible debenture transaction described below (“the June 21 debentures”), 5,332,764 of these warrants priced at $1.50 per share were re-priced to $0.9376 per share and 5,332,764 of these warrants priced at $2.00 per share were re-priced to $0.9376 per share and an additional 9,241,334 warrants were issued at an exercise price of $0.9376 per share.  In addition, provisions in the June 21 debentures provided for a 25% ($7.5 million) prepayment premium to be applied to the principal balances of both debentures upon the sale of the Barnett Shale assets. This prepayment premium was accounted for as a debt prepayment penalty and expensed in full as a debt prepayment penalty in the consolidated statement of operations for fiscal year 2006.

During May 2007, the prepayment penalty and a portion of the January 5 debentures and June 21 debentures were paid. The remaining outstanding debentures were subsequently exchanged for new debentures as discussed below in this note under the caption “Recapitalization of our outstanding secured convertible debentures and associated investment warrants”.

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

During May 2007, a portion of these debentures was paid. The remaining outstanding debentures were subsequently exchanged for new debentures as discussed below in this note under the caption “Recapitalization of our outstanding secured convertible debentures and associated investment warrants”.

November 16, 2006 Senior Secured Convertible Debentures

On November 16, 2006, we sold secured convertible debentures and associated warrants (“the November 16 debentures”) for net proceeds of $5,850,000.  The secured convertible debentures had an aggregate principal amount of $6,750,000 and were convertible into 8,437,500 shares of our common stock, based upon an initial conversion price of $0.80 per share, which was subject to anti-dilution adjustments. The November 16 debentures had a maturity date of May 16, 2008 and bore interest at the rate of 8% per annum.  In connection with this transaction, and the associated anti-dilution adjustments, we issued warrants exercisable for 18,000,000 shares of our common stock over a 5 year period with an exercise price of $0.20 per share.  The exercise price of the warrants was subject to anti-dilution adjustments.  As a result of the November 16  debenture transaction, the exercise price of the warrants previously granted in connection with the January 5 and June 21 debenture transactions, was reduced to $0.20 per share. These debentures were subsequently exchanged for new debentures as discussed below in this note under the caption “Recapitalization of our outstanding secured convertible debentures and associated investment warrants”.

Prior to exchanging our debentures, we had agreed to register the resale of the shares of common stock issuable upon conversion  (“Conversion Shares”) of the January 5, June 21 and November 16 secured convertible debentures (collectively, the “2006 Debentures”) and exercise of the 77,902,597 warrants associated with such debentures (the “2006 Warrants”).  The registration rights agreements associated with the 2006 Debentures contained a liquidated damages provision that had been determined to be uneconomic. As a result of the conversion feature the 2006 Debentures and the 2006 Warrants were treated as embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires recording the derivatives at their fair values as of the inception date and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non-operating, non-cash income or expense at each balance sheet date.   The fair value of the derivative liabilities was estimated using the Black-Scholes option pricing model. This model requires the use of estimates such as the expected holding period, the expected future volatility of the Company’s common stock and the risk-free rate of return over the holding period. These estimates directly affect the reported amounts of the derivative instrument liabilities.  Upon restructuring of our debt on July 30, 2007, the liquidated damages provision associated with the registration rights contained within the 2006 Debentures was eliminated by our creditors, and therefore the derivative accounting treatment was no longer required. The remaining estimated total fair value of the conversion feature and warrant liability as of the date of restructure was $387,715 and was adjusted to additional paid-in-capital. During the twelve months period ended August 31, 2007, the Company recognized non-cash gain of $19,968,756 for the 2006 debentures.

Under the terms of the June 21 and November 16 secured convertible debentures, we were required to sell our interest in the Barnett Shale property.  Scheduled payments on these debentures were deferred pending completion of the sale. The remaining debt discount and deferred financing costs of $28,004,623 associated with these debentures was accelerated and recognized as additional interest expense. We completed that sale on April 26, 2007 for net proceeds of $22.5 million.  After the payment of expenses of the transaction and project related expenses, we yielded net proceeds from the sale of approximately $20.3 million.

On May 2, 2007, we distributed $19 million of the net proceeds to the debenture holders.  Of this distribution, $7,500,000 was applied to the prepayment penalty associated with the January 5, 2006 and June 21, 2006 secured convertible debentures, $1,832,301 was applied to interest due as of that date on the same debentures, and $4,000,000 and $5,667,699 was applied to principal payments of the January 5, 2006 and June 21, 2006 secured convertible debentures, respectively.

Upon application of the May 2, 2007 payment of $19 million, all interest amounts due were current and a balance of $27,082,301 remained on the secured convertible debentures; $16,000,000 on the January 5, 2006 secured convertible debentures, $4,332,301 on the June 21, 2006 secured convertible debentures, and $6,750,000 on the November 16 secured convertible debentures.  On July 25, 2007,  we agreed with the holders of the 2006 Debentures to enter into a recapitalization transaction (a “Recapitalization”) involving the retirement of the 2006 Debentures and 2006 Warrants in exchange for new secured convertible debentures.

Recapitalization of our outstanding secured convertible debentures and associated investment warrants

Effective as of July 30, 2007, we entered into a Recapitalization involving the retirement of the 2006 Debentures and 2006 Warrants in exchange for new secured convertible debentures (the “2007 Debentures”)  and associated warrants (the “2007 Warrants”).

 The 2007 Debentures have an aggregate principal amount of $27.8 million, bear interest at 8 % per annum, and have a maturity date on the second anniversary of their issuance, subject to the right of the holders to require us to repurchase one-third of the outstanding principal amount due on each of the fifteenth and twenty-first month anniversaries of the date of issuance. Interest payments and expenses associated with issuance will be due on the maturity date.  The 2007 Debentures are convertible into 111,038,016 shares of our common stock at a conversion price of $0.25 per share, subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like. The 2007 Debentures are not subject to the “full-ratchet” and “gross-up” anti-dilution features which were included within the 2006 Debentures. The 2007 Warrants are exercisable into 77,902,597 shares of common stock at an exercise price of $0.01 per share (on a post-split basis).  The 2007 Warrants are subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like, and are not subject to the “full-ratchet” and “gross-up” anti-dilution features of the 2006 Warrants. As a result of the Recapitalization, the unamortized debt discount and deferred financing costs were expensed during the period.

On December 4, 2007 we received notices of default from the holders of our 2007 debentures. See note 12 – Subsequent events.

 The provisions of the 2007 Debentures were evaluated pursuant to the terms of FAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” and EITF-02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15” and were determined to represent a modification of debt rather than a constructive extinguishment and accordingly, no gain or loss on the exchange of the 2006 Debentures for the 2007 Debentures has been recognized.

The 2007 Warrants had a fair market value at date of grant of $1,124,716, which was determined using the Black-Scholes Option Pricing Model utilizing an expected term of 2.5 years, assumed volatility of 97.2%, a risk free discount rate of 4.58% and a dividend yield of zero.  Because the exchange qualified as a modification of debt, the fair value of the 2007 Warrants was expensed at date of grant as interest expense.

As a part of the original Recapitalization, we were required to effectuate a reverse stock split. However, upon the subsequent request of a holder of our Debentures, we abandoned our efforts to effect a reverse stock split.

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

On December 19, 2006, we issued an aggregate of 5,225,000 investment units in a private placement transaction at a purchase price of $0.20 per unit, for total proceeds of $1,045,000. Each investment unit consisted of one share of the Company’s common stock (the “Shares”) and a warrant to purchase an additional share of the Company’s common stock (the “Warrants”). The Warrants are exercisable for a period of three years, commencing January 30, 2007, at an exercise price of $0.20 per share, subject to customary anti-dilution adjustments. The Company has granted incidental (“piggyback”) registration rights to the investors in the private placement pursuant to which the Company has agreed to include the resale of the Shares (including the shares issuable upon exercise of the Warrants) in the next registration statement to be filed by the Company with the Securities and Exchange Commission (the “SEC”). These investors have the right to demand that the Company file a registration statement registering the resale of their Shares if a registration statement including the resale of their Shares is not otherwise filed by March 31, 2007.  However, in recognition of the Company’s going concern issues (See note 3 – Going Concern), it is unlikely that the Company will file this registration statement.

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

NOTE 8.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Discontinued Operations:

On April 26, 2007, we completed the sale of our interests in the Barnett Shale project for net proceeds of approximately $22.5 million. The sale of our interest in the project was required as part of the terms of the June 21 and November 16 secured convertible debentures. The cash received from the buyer was subject to post-closing adjustments based upon the net of total revenues and capital expenditures for the period January through April 2007. At August 31, 2007 we had accrued liabilities of $51,750 in connection with this sale. Our final settlement took place during November 2007.

	Twelve Months Ended August 31,
	2007	2006
Oil and gas sales revenues—Barnet Shale properties	$2,201,620	$1,594,132
Cost and Expenses	(556,098)	(8,314,889)
Gain on sale of Barnett Shale assets	22,881,122	—
Net income (loss) from discounted operations before minority interest	24,526,644	(6,720,857)

Minority Interest in discontinued operations	(9,396,490)	1,387,239

Net income (loss) from discounted operations	$15,130,154	$(5,333,618)

Assets held for sale:

At August 31, 2007, we were in the process of negotiating the sale of our some or all of our interest in the Whitewater project located in Mesa and Delta Counties of Colorado. Accordingly these assets are being accounted for in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-lived Assets.  Pursuant to FAS 144 we have separated the detail of the individual assets and liabilities of this project from our consolidated balance sheet and reflected them in a single asset category “Assets Held for Sale and discontinued operations” and a single liability category “Liabilities of Held for Sale and Discontinued Operations”.  We also evaluated the net assets of the Whitewater project and determined that the carrying amount exceeded the estimate of fair value less any costs to sell the project. Accordingly, we recorded a write down of these assets of $425,669, which has been included in the income statement caption “Impairment of oil and gas properties” for the year ended August 31, 2007. As discussed in further detail in Note 12, Subsequent Events, during November 2007, we completed the sale of these assets in exchange of cash and settlement of advances due to one of our Fayetteville Shale project partners.

The assets and liabilities of our Whitewater operations are comprised of the following at August 31, 2007 and August 31, 2006:

Assets and Liabilities– Held for Sale operations:
	August 31, 2007	August 31, 2006
Assets:
Advances to operators and others	55,000	521,560

Unproved properties not being amortized, net	2,000,000	2,218,875
Total assets held for sale	$2,055,000	$2,740,435

Liabilities:
Accounts payable and accrued expenses	$2,150	$2,150
Asset retirement liability	40,554	40,554
Total liabilities of held for sale operations	$42,704	$42,704

NOTE 9.   ASSET RETIREMENT OBLIGATIONS

The Company records depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a straight line basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. The following table indicates the changes to the Company’s asset retirement obligations in 2007:

Balance at August 31, 2006	$33,190
Liabilities incurred	—
Accretion expense	—
Balance at August 31, 2007	$33,190

The entire asset retirement obligation relates to unproved properties and accordingly, there is no accretion during 2007. The balance at August 31, 2007 and 2006 excludes $40,554 for assets held for sale.

NOTE  10.   INCOME TAXES

The Company uses the liability method, where deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2006 and 2005, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $25.7 million at August 31, 2007, and will expire in the years 2025 through 2027.

At August 31, 2007, deferred tax assets consisted of the following:

2007
Deferred tax assets
Net operating loss carryforward	$9,110,988
Valuation allowance	(9,110,988)
Net deferred tax asset	$—

NOTE 11.   COMMITMENTS AND CONTINGENCIES

•	Fayetteville Shale.

The scaling-back of our activities within the Fayetteville Shale play could expose the Company to certain contingent liabilities relating to drilling penalties and the possible forfeiture of a portion of all of our leases, which could have an adverse effect on our financial condition, results of operations, and liquidity.

We had previously disclosed a contingent liability arising from a two-year commitment to secure a drilling rig for the Fayetteville Shale project. This commitment was satisfied with the October 2007 settlement agreement with Union Drilling, Inc. as disclosed in Note 12, Subsequent Events.

•	Bankruptcy of Fayetteville Shale Project partner.

On April 3, 2007, Cygnus Oil & Gas Corporation (“Cygnus”), our 45% partner in the Fayetteville Shale project, filed a petition for protection under Chapter 11 of the United States Bankruptcy Code.  As a result, Cygnus did not satisfy approximately $3.6 million of project costs. We do not expect any recovery of this amount in the Cygnus bankruptcy. At August 31, 2007 this amount has been reclassified to unproved properties to reflect our increased investment in drilling and development activities and $0.8 million to exploration expense to reflect Cygnus’ unfunded portion of the unsuccessful Morris 1-3H well.

•	Leases

During the second quarter of our fiscal year 2007, the Company entered into a sub-lease for its offices located in Fort Lauderdale, Florida at a total monthly minimum cost of approximately $10,200 and a six-month security deposit of $61,005. This lease expires during March 2009.

During fiscal year 2007 Company also leased office space in Dallas at an approximately monthly cost of $5,600. This lease was cancelled during October 2007 and we incurred early termination penalties of approximately $46,500.

Total rent expense for the fiscal years ended August 31, 2007 and 2006 was $276,276 and $275,691, respectively.

Year ending August 31,
2008	$122,454
2009	10,315
$132,769

NOTE 12.   SUBSEQUENT EVENTS

          ●   Going concern issues associated with recent foreclosure process instituted by our secured debt holders.

We have been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We have also been unable to secure additional funding for the Company. We have terminated all of our oil and gas personnel, and will likely terminate the balance of our administrative and executive personnel by December 31, 2007.

 Even though we have been able to successfully compromise significant financial obligations to the vendors and suppliers to our Fayetteville Shale project, one of our Fayetteville Shale partners, and to an existing claimant involving our Fayetteville Shale project, our existing capital resources are not sufficient to maintain our operations and to pay the remaining liabilities of the Company and its subsidiaries, generally as they become due. This includes, within the immediate term, amounts which will become payable to certain leaseholders within the Fayetteville Shale project because we do not have the resources to discharge our drilling obligations to them, amounts required to remediate existing well sites and certain severance and other employment-related obligations. In the longer-term, we will also not be able to satisfy the amounts which will become due under our senior secured convertible debentures, for which we are obligated to repay the principal amount of approximately $27.8 million.

On December 4, 2007, we received notices of default from the holders of our senior secured convertible Debentures. We were subsequently advised by the holders of our secured convertible debentures that they intend to initiate a foreclosure action against our interests in Maverick Woodruff County (which holds our leasehold interests in the Fayetteville Shale project), Maverick Operating (the licensed operator of the Fayetteville Shale project), and miscellaneous seismic data and files related to our Fayetteville Shale oil and gas operations (the “Foreclosure Action.”).  We do not have the resources to challenge the Foreclosure Action or repay the underlying indebtedness, nor do we believe it is in our best interest to challenge the process for, among other reasons; when initiated we anticipate the Foreclosure Action would extinguish our $27.8 million indebtedness, leave us with a modest amount of cash resources, and avoid a likely bankruptcy filing. It will also extricate us from the Fayetteville Shale project, which otherwise would have required significant additional funding that we have been unable to secure.

          ●   Compromise of Indebtedness and settlement of legal proceedings.

As of October 15, 2007, we compromised and discharged a total of approximately $2,300,000 of unsecured indebtedness held by vendors who provided goods and services to Maverick Woodruff County  in connection with the development of the Fayetteville Shale project. The indebtedness was discharged for aggregate cash payments of approximately $460,000 and the issuance of 6,714,500 shares of our common stock to the vendors, on a pro rata basis.

We also settled the lawsuit filed by M.A. Wallace and Elvia Vaudine Wallace against us and Maverick Woodruff County in the Circuit Court of Cross County, Arkansas. That lawsuit sought damages of approximately $1,200,000. Under the terms of the settlement, we paid $135,000 and issued 3,000,000 shares of our common stock.

    ●   Sale of our Whitewater project..

During November 2007, we sold our interest in our Colorado-based Whitewater project. We initially sold a 30% interest in the project for $600,000, plus the prorata assumption of all unpaid project costs since May 2006. Thereafter, we sold the remaining 70% interest in the project to one of our Fayetteville Shale project partners for $200,000, the discharge of approximately $1.4 million owed to this partner, and assumption of the remaining unpaid Whitewater project costs since May 2006. This asset has been impaired to its current realizable value of $2,000,000 in anticipation of a cash sale. The combination cash and discharge of debt transaction will result in a gain of approximately $400,000 for the fiscal quarter ended November 30, 2007.

NOTE  13.  SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

During our fiscal year 2007 our operations have decreased significantly as a result of the sale of our Barnett Shale properties, impairment of the remaining proved properties and our inability to continue further development in our Fayetteville Shale project.

All of our operations are directly related to oil and gas producing activities located in Texas and Colorado.

Capitalized Costs Relating to Oil and Gas Producing Activities

August 31,	2007	2006
Proved oil and gas properties	$2,448,208	$13,634,216
Unproved oil and gas properties	29,867,953	26,559,402
Total capitalized costs	32,316,161	40,193,618
Less impairment allowance	(4,880,729)	(7,015,698)
Less accumulated depreciation and amortization	(607,794)	(967,025)
Net Capitalized Costs	$26,827,638	$32,210,895

Total net capitalized costs include assets held for sale of $2,000,000 and $8,315,435 at August 31, 2007 and 2006, respectively.

Costs Incurred in Oil and Gas Producing Activities

For the Fiscal Years Ended August 31,	2007	2006
Acquisition of proved properties	$3,907,303	$6,727,695
Acquisition of unproved properties	3,308,552	22,235,756
Development costs	295,770	432,735
Exploration costs	755,111	2,609,416
Asset retirement costs recognized according to SFAS No. 143	—	55,744
Total Costs Incurred	$8,266,736	$32,061,346

Results of Continuing Operations from Oil and Gas Producing Activities

For the Fiscal Years Ended August 31,	2007	2006
Oil and gas revenues	$143,781	$869,303
Production costs	(56,844)	(99,250)
Production taxes	(8,667)	(46,924)
Depreciation and amortization	(141,328)	(331,256)
Results of operations before income taxes	(63,058)	391,873
Provision for income taxes	—	—
Results of Oil and Gas Producing Operations	$(63,058)	$391,873

Proved Reserves

 No reserve information is available at August 31, 2007 since our proved-producing properties were either sold or deemed to have no significant economic value.

Standardized Measure

At August 31, 2007 we do not expect to receive significant cash flows from our proved-producing properties, as these properties have been impaired or sold.

NOTE 14 – QUARTERLY RESULTS—UNAUDITED

Summaries of the Maverick’s results of operations by quarter for the years 2007, 2006 and 2005 are as follows:

2007	First		Second	Third		Fourth
	(In thousands, except per share amounts)
Revenues	$516		$1,189	$59		$16
Costs and expenses, net	6,343	(1)	(30,908)	(6,944)		(4,534)
Net income (loss)	$6,859		$(36,063)	$22,389	(2)	$(4,518)
Basic and diluted net income (loss) per share (a)	$0.07		$(0.34)	$0.21		$(0.04)
Diluted net income (loss) per share (a)	$0.07		$(0.34)	$0.16		$(0.04)

(1)	First quarter net cost and expenses include $10.99 million non-cash other income related to the net change in fair value of derivates at November 30, 2006.

(2)	Third quarter results include a net gain after minority interest of our Barnett Shale project of $13.67 million at May 31, 2007.

2006	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$811	$362	$665	$662
Costs and expenses, net	3,665	21,567	2,807	(4,010)
Net income (loss)	$(2,854)	$(21,205)	$(2,142)	$4,672
Basic and diluted net income (loss) per share (a)	$(0.03)	$(0.21)	$(0.02)	$0.05

2005	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$—	$—	$46	$238
Costs and expenses, net	245	4,110	14,836	10,235
Net income (loss)	$(245)	$(4,110)	$(14,790)	$(9,997)
Basic and diluted net income (loss) per share (a)	$(0.00)	$(0.06)	$(0.15)	$(0.10)

(a)    The sum of the individual quarterly earnings (loss) per share may not agree with year(to(date earnings (loss) per share as each quarterly computation is based on the income or loss for that quarter and the weighted average number of common shares outstanding during that period.

**************************