Form 10-Q
period 2007-11-30
MAVERICK OIL & GAS, INC.
filed 2008-01-22
CIK 1193159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission File Number: 000-50428

MAVERICK OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0377027
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

300 SE 2nd Street, Suite 860, Fort. Lauderdale, FL	33301
(Address of Principal Executive Offices)	(Zip Code)

(954) 463-5707
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □                                  Accelerated filer □                           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No □

There were 118,142,860 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of January 22, 2008.

MAVERICK OIL AND GAS, INC.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	November 30, 2007	August 31, 2007
Current Assets:
Cash and cash equivalents	$755,104	$1,962,747
Accounts receivable	114,134	7,882
Total Current Assets	869,238	1,970,629

Property, Plant and Equipment:
Oil and natural gas properties, successful efforts method of accounting:
Unproved properties not being amortized	24,550,823	24,718,044
Buildings, furniture and equipment, net of accumulated depreciation of $191,061 and $139,228	329,918	389,523
Total Property, Plant and Equipment, Net	24,880,741	25,107,567

Other assets and prepaid loan fees	446,859	508,110
Assets held for sale	—	2,000,000
Total Assets	$26,196,838	$29,586,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:

Payables and Accrued Expenses:
Accounts payable and accrued expenses	$749,873	$4,872,726
Liabilities of held for sale and discontinued operations	—	42,704
Other liabilities	—	647,641
Total Payables and Accrued Expenses	749,873	5,563,071

Short-term secured convertible debenture	28,546,192	27,992,523
Total Short-term Debt	28,546,192	27,992,523

Total Current Liabilities	29,296,065	33,555,594

Long-Term Liabilities:
Asset retirement obligation	33,190	33,190
Total Long-Term Liabilities	33,190	33,190

Total Liabilities	$29,329,255	$33,588,784

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 335,000,000 shares; 118,142,860 shares issued and outstanding at November 30, 2007 and 108,428,360 shares issued and outstanding at August 31, 2007	118,143	108,429
Additional paid-in capital	58,478,333	58,098,699
Accumulated deficit	(61,728,893)	(62,209,606)
Total Stockholders’ Equity (Deficit)	(3,132,417)	(4,002,478)

Total Liabilities and Stockholders’ Equity (Deficit)	$26,196,838	$29,586,306

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2007	2006

Oil and gas sales revenues	$29,021	$73,629

Expenses:
Lease operating expenses	62,341	(65,850)
Exploration costs	10,060	—
Lease termination expenses	162,438	—
General and administrative	775,419	1,438,230
Depreciation, depletion and amortization	51,833	120,205
Total expenses	1,062,091	1,492,585

Loss from continuing operations before other income (expense)	(1,033,070)	(1,418,956)

Other income (expense):
Gain on extinguishment of trade payables	1,616,922	—
Change in fair value of derivatives	—	10,986,681
Interest expense and discount amortization	(561,051)	(2,841,443
Interest income	5,402	1,046
Total other income (expense)	1,061,273	8,146,284

Income from continuing operations	28,203	6,727,328

Discontinued Operations:
Net income from operations of discontinued segment, including gain on disposal of $459,740 at November 30, 2007	452,510	207,541

Income before minority interest	480,713	6,934,869

Minority interest in discontinued operations	—	(76,183)

Net Income (Loss)	$480,713	$6,858,686

Earnings per share information:
	Three months ended November 30,
	2007	2006
Basic Earnings per common share:
Earnings from continuing operations	$0.00	$0.06
Earnings from discontinued operations, net of minority interest	$0.00	$0.00
Earnings per common share - basic	$0.00	$0.06

Weighted average common shares outstanding - basic	$115,260,536	$102,351,331

Diluted Earnings per common share:
Earnings from continuing operations	$0.00	$0.03
Earnings from discontinued operations, net of minority interest	$0.00	$0.03
Earnings per common share	$0.00	$0.00

Weighted average common shares outstanding - diluted	223,100,536	102,351,331

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2007	2006
Cash Flows from Operating Activities:
Loss from continuing operations	$28,203	$6,727,328
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	97,913	391,586
Minority interest	—	76,183
Interest expense and discount amortization	561,051	2,841,443
Depreciation, depletion and amortization	51,833	120,205
Change in fair value of derivatives	—	(10,986,681)
Lease termination expenses	162,438	—
Exploration costs	10,060	—
Loss on sale of vehicles	—	11,761
Loss on sale of building and furniture	6,325	—
Gain on extinguishment of trade payables	(1,616,922)	—
Changes in working capital:
Increase in accounts receivable	(106,251)	(1,462,985)
Decrease in prepaid expenses, advances to operators and others	26,523	47,470
(Decrease) in accounts payable and accrued expenses	(865,920)	(2,832,209)
Net cash used in operating activities	(1,644,747)	(5,065,899)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	—	(2,532)
Proceeds from sale of vehicles	—	32,625
Proceeds from sale of building	36,174	186,659
Net cash provided by investing activities	36,174	216,752

Cash Flows from Financing Activities:
Proceeds from issuance of Secured Convertible Debentures, net of issuance costs	—	5,850,000
Proceeds from minority interest owner	—	658,000
Net cash provided by (used in) financing activities	—	6,508,000

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended November 30,
	2007	2006
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	(590,505)	1,372,118
Net cash provided by (used in) investing activities	700,000	(3,665,898)
Net cash provided by (used in) financing activities	291,435	—
Net cash provided by (used in) discontinued operations	400,930	(2,293,780)

Net Increase Decrease in Cash	(1,207,643)	(634,927)
Cash at the Beginning of Period	1,962,747	2,212,007
Cash at the End of Period	$755,104	$1,577,080

	Three Months Ended November 30,
	2007	2006
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Discharge of Payables	$1,519,192	$—
Discount of note due to derivative liability	$—	$2,268,738
Warrants issued for services	$—	$130,968
Stock issued for accrued interest	$—	$378,082

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Maverick’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2008.

Certain reclassifications have been made to the prior year amounts to conform with the current presentation.

NOTE  2.  GOING CONCERN

The Company has incurred significant losses since its inception. For the fiscal year ended August 31, 2007, our net loss was $11,333,825 and we had incurred an accumulated deficit of $62,209,606 as of August 31, 2007. During the quarter ended November 30, 2007, we had net income of $480,713, and our accumulated deficit decreased to $ 61,728,893 as of November 30, 2007. Net incone for the quarter was primarily attributable to gains on the sale of our discontinued operations and, due to the Company's financial condition, the settlement of trade payables for less than their face amount.

Even though we have been able to successfully compromise significant financial obligations to the vendors and suppliers to our Fayetteville Shale project, one of our Fayetteville Shale partners, and to an existing claimant involving our Fayetteville Shale project, our existing capital resources are not sufficient to maintain our operations and to pay the remaining liabilities of the Company and its subsidiaries, generally as they become due. This includes, within the immediate term, amounts which will become payable to certain leaseholders within the Fayetteville Shale project because we do not have the resources to discharge our drilling obligations to them, amounts required to remediate existing well sites and certain severance and other employment-related obligations. In the longer-term, we would not have been able to satisfy the amounts which would have become due under our senior secured convertible debentures, for which we were obligated to repay the principal amount of approximately $27.8 million. Furthermore, we have been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We have also been unable to secure additional funding for the Company.

On December 4, 2007, we received notices of default from the holders of our senior Secured Convertible Debentures. Subsequently, effective as of December 17, 2007, we entered into a Strict Foreclosure Agreement with the holders of our Secured Convertible Debentures under which they foreclosed upon our interest in the Fayetteville Shale Project through foreclosure upon our interest in Maverick Woodruff County, LLC our wholly owned subsidary (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (our wholly owned subsidiary  that is  the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the Secured Convertible Debentures have  been extinguished and certain mutual releases have been provided.

Following the foreclosure process, we have terminated most of our personnel and ceased all oil and gas related operations as we will now attempt to identify business opportunities and financing that may be suitable for the Company. However, our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term. There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company. If we are unable to execute on our business plan within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

Notwithstanding the foregoing, the accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to cease operations as a going concern.

NOTE  3. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing the earnings available to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted earnings per common share is computed by dividing the net earnings available to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

NOTE  4.  SHARE-BASED COMPENSATION

The Company has adopted a Stock Incentive Plan (the "Stock Incentive Plan") which covers 15,000,000 shares of common stock.  During November 2006, we amended our Stock Incentive Plan to increase the shares covered thereunder from 10,000,000 to 15,000,000.

In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 450,000 shares of common stock.

Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("FAS 123R") and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarters ended November 30, 2007 and November 30, 2006, includes compensation expense for all share based payments granted on or prior to, but not yet vested, as of November 30, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R which permitted use of the value method described in APB No. 25 "Accounting for Shares Issued to Employees."

During the three months ended November 30, 2007 and 2006, the Company recognized stock-based compensation expenses of  $97,913 and $391,568 respectively related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the three months ended November 30, 2007 and 2006, no tax benefits from the exercise of stock options have been recognized as no options have been exercised.  Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:
Average	November 30, 2007	November 30, 2006
Expected life (years)	—	5.40
Risk-free interest rate	—	4.25%
Expected Volatility	—	71.07%
Expected Dividend yield	—	0.0%

At November 30, 2006, the range of risk free interest rates used in the Black-Scholes option pricing Model (the “Model”) was 3.2% to 5.1%.  The range of expected volatility used in the Model was 41.3% to 86.1%.

No options were issued,  exercised or surrendered or cancelled by the Company during the three months ended November 30, 2007. A schedule of outstanding options is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)
Outstanding on August 31, 2007	2,610,000	$1.87	0.73
Granted	—	—	—
Exercised	—	—	—
Surrendered/Canceled	—	—	—
Outstanding on November 30, 2007	—	$—	—

Exercisable on November 30, 2007	2,610,000	$1.87	0.73

The weighted-average grant-date fair value for the three months ended November 30, 2006 was $0.58/share. No options were issued or exercised during the three months ended November 30, 2007 and 2006, respectively. The unrecognized share based compensation cost related to stock option expense at November 30, 2007 is $510,261 and will be recognized over a weighted average of 2.75 years.

Stock-based compensation expense recognized for restricted stock awards was $16,431 and $49,400 for the three months ended November 30, 2007 and 2006, respectively. Total unrecognized compensation cost related to unvested restricted shares at November 30, 2007 was $12,599 and will be recognized over a weighted average of 1.08 years.

During the quarter ended November 30, 2007, no additional restricted stock grants were made. At November 30, 2007 the company had 2,610,000 options outstanding with a weighted average exercise price and contractual term in years of $1.87 per share and 0.73 respectively.

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

During May 2007, the prepayment penalty and a portion of the January 5 debentures and June 21 debentures were paid. These debentures were subsequently exchanged for new debentures.

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

On December 4, 2007, we received notices of default from the holders of our 2007 Debentures. Subsequently, effective as of December 17, 2007, we entered into a Strict Foreclosure Agreement with the holders of our 2007 Debentures under which they foreclosed upon our interest in the Fayetteville Shale Project through foreclosure upon our interest in Maverick Woodruff County, LLC our wholly owned subsidiary  (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC  our wholly owned subsidary (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures have  been extinguished and certain mutual releases have been provided.

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

NOTE  7.   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

•	Barnett Shale properties:

On April 26, 2007, we completed the sale of our interests in the Barnett Shale project for net proceeds of approximately $22.5 million. The sale of our interest in the project was required as part of the terms of the June 21 and November 16 secured convertible debentures. The cash received from the buyer was subject to post-closing adjustments based upon the net of total revenues and capital expenditures for the period January through April 2007. Our final settlement took place during November 2007.

•	Whitewater properties:

During November 2007, we sold our interest in our Colorado-based Whitewater project.  We initially sold a 30% interest in the project for $600,000, plus the pro rata assumption of all unpaid project costs since May 2006.  Thereafter, we sold the remaining 70% interest in the project to one of our Fayetteville Shale project partners for $200,000, the discharge of approximately $1.4 million owed to this partner, and the assumption of the remaining unpaid project costs since May 2006.  This asset was impaired to its expected realizable value of $2,000,000 in anticipation of a cash sale.  The combination cash and discharge of debt transaction resulted in a gain of approximately $450,000 for the fiscal period ended November 30, 2007.

We have accounted for the sale of these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144 we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at November 30, 2007 as follows:

Discontinued Operations:	November 30, 2007	August 31, 2007
Assets:
Advances to operators and others	—	55,000
Unproved properties not being amortized, net	—	2,000,000
Total assets held for sale	$—	$2,055,000

Liabilities:
Accounts payable and accrued expenses	$—	$2,150
Asset retirement liability	—	40,554
Total liabilities of held for sale operations	$—	$42,704

	Three Months ended November 30,
	November 30, 2007	November 30, 2007
Oil and gas sales revenues—Barnett Shale properties	$—	$441,921
Cost and Expenses	(161)	(234,380)
Gain on sale of Whitewater assets	452,671	—
Net income from discounted operations before minority interest	—	207,541
Minority Interest in discontinued operations	—	(76,183)

Net income from discontinued operations	$452,510	$131,626

NOTE 8.   COMMITMENTS AND CONTINGENCIES

          ●   Fayetteville Shale.

The winding down of our activities within the Fayetteville Shale play could expose the Company to certain contingent liabilities which could have an adverse effect on our financial condition, results of operations, and liquidity.  Certain leases in our former Fayetteville Shale project require us to conduct additional drilling prior to the end of 2007. If these drilling obligations are not met or renegotiated,  we could be obligated to pay total penalties of up to $3,000,000 to the landowners under those leases.

          ●   Bankruptcy of Fayetteville Shale Project partner.

On April 3, 2007, Cygnus Oil & Gas Corporation (“Cygnus”), our 45% partner in the Fayetteville Shale project, filed a petition for protection under Chapter 11 of the United States Bankruptcy Code.  As a result, for the foreseeable future it is not likely that Cygnus will have adequate resources to satisfy approximately $3.6 million of project costs that we believe are due relative to our Fayetteville Shale project.  Furthermore, in its bankruptcy filing, Cygnus claims to dispute the amount of our claim, without offering any detail as to the amount of any such dispute.  In response to this action on August 31, 2007 we reclassified $2.8 million of this receivable to unproved properties to reflect our increased investment in drilling and development activities and $0.8 million to exploration expense to reflect Cygnus’ unfunded portion of the unsuccessful Morris 1-3H well.

NOTE 9.   SUBSEQUENT EVENTS

          ●   Foreclosure of our Fayetteville Shale Project interests.

As of December 17, 2007, we entered into a Strict Foreclosure Agreement with the original holders of our 2007 Debentures and the transferees of their interests under the 2007 Debentures (the "Transferees"). Under the Strict Foreclosure Agreement, the Transferees have foreclosed upon our interest in the Fayetteville Shale Project through foreclosure upon our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures have  been extinguished and certain mutual releases have been provided.

We believe that the foreclosure transaction is in our best interest as we have extinguished over $28 million of senior secured indebtedness, while we have been able to retain a modest amount of cash and avoid, in the short-term, an otherwise likely bankruptcy filing. Furthermore, the foreclosure process extricates us from the Fayetteville Shale project, which otherwise would have required significant additional funding (which we have been unable to secure) and whose geologic outcomes remain subject to uncertainty.

Following the foreclosure process, we have terminated most of our personnel and ceased all oil and gas related operations as we will now attempt to identify business opportunities and financing that may be suitable for the Company. However, our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term. There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company. If we are unable to execute on our business plan within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

**************************

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary statement for forward-looking statements

This Report may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding future results, levels of activity, events, trends or plans. We have based these forward-looking statements on our current expectations and projections about such future results, levels of activity, events, trends or plans. These forward looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, events, trends or plans to be materially different than any future results, levels of activity, events, trends or plans expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as guidance, may, will, should, could, would, expect, plan, anticipate, believe, estimate, continue or the negative of such terms or other such expressions. There are a number of factors that could cause our actual results to differ materially from our expectations, including but not limited to those risk factors disclosed in our annual report on Form 10-K for the year ended August 31, 2007, our other filings with the Securities and Exchange Commission, as well as our other public documents and press releases which can be found on our web site (www.maverickoilandgas.com). Readers are cautioned not to place undue reliance on our forward looking statements, as they speak only as of the date made. Such statements are not guarantees of future performance or events and we undertake no obligation to disclose any revision to these forward looking statements to reflect events or circumstances occurring after the date hereof.

Overview

Since 2004, we have been an early stage independent energy company seeking to find and develop oil and gas reserves. Following the sale in April 2007 of our interest in the Barnett Shale play in Wise County, Texas, our only remaining active project involved the development of our Fayetteville Shale project in Arkansas.

We have continued to incur significant losses since our inception. During fiscal years 2007 and 2006, we recognized losses to common stockholders of $11,333,825 and $21,529,473, respectively. For the quarter ended November 30, 2007, our net income was $480,713 and we had an accumulated deficit of $61,728,893 as of November 30, 2007.

Cessation of Oil and Gas Operations

We have been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We have also been unable to secure additional funding for our operations.  We have terminated all of our oil and gas personnel, and most of the balance of our administrative and executive personnel.

Even though we have been able to successfully compromise significant financial obligations to the vendors and suppliers to our former Fayetteville Shale project, one of our former Fayetteville Shale partners, and to an existing claimant involving our former Fayetteville Shale project, our existing capital resources are not sufficient to maintain our operations and to pay our remaining liabilities generally as they become due.  This includes, within the immediate term, amounts which may be payable to certain leaseholders within our former Fayetteville Shale project because we do not have the resources to discharge our drilling obligations to them, amounts required to remediate existing well sites, and certain severance and other employment-related obligations.  In the longer-term, we would not have been able to satisfy the amounts which would have become due under our senior secured convertible debentures, for which, as of November 30, 2007, we were obligated to repay the principal amount of approximately $27.8 million.

On December 4, 2007, we received notices of default from the holders of our 2007 Debentures. As of December 17, 2007, we entered into a Strict Foreclosure Agreement with the original holders of our 2007 Debentures and the transferees of their interests under the 2007 Debentures (the "Transferees"). Under the Strict Foreclosure Agreement, the Transferees have foreclosed upon our interest in the Fayetteville Shale Project through foreclosure upon our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures have  been extinguished and certain mutual releases have been provided.

We believe that the foreclosure transaction was in our best interest as we have extinguished over $28 million of senior secured indebtedness, while we have been able to retain a modest amount of cash and avoid, in the short-term, an otherwise likely bankruptcy filing. Furthermore, the foreclosure process extricated us from the Fayetteville Shale project, which otherwise would have required significant additional funding (which we have been unable to secure) and whose geologic outcomes remain subject to uncertainty.

Following the foreclosure process, we have terminated most of our personnel and ceased all oil and gas related operations as we will now attempt to identify business opportunities and financing that may be suitable for the Company. However, our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term. There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company. If we are unable to execute on our business plan within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

Our current business plan is to attempt to identify a suitable operating company with a view towards completing a business combination that could achieve long-term growth for the Company. However, as of the date of this report, we have not identified a particular industry and have determined not to restrict our search for a target company to any specific business, industry or geographical location.   As of the date of this report, we have also not engaged in any specific discussions with any potential company regarding a transaction.  In addition, although we have not developed any definitive criteria for evaluating a successful target, we expect to consider, among other factors, the following:

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

We intend to use our limited cash assets to pay for our minimal operations and legal, accounting and professional services required to prepare and file our reports with the SEC. Our remaining cash assets, however, will only be sufficient to sustain us as an inactive company for the short-term.  There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.  Furthermore, our ability to execute on these business objectives may be subject to material doubt as our management team will likely be limited to one part-time individual who will have minimal cash resources to support operations for more than the short-term.

Results of Operations.

Results of operations exclude the operation and sale of our interest in the Barnett Shale project as we have accounted  for the Barnett Shale assets  in results from discontinued operations for the current and comparable reporting periods.

For the Three Months Ended November 30, 2007 and November 30, 2006

We realized revenues from continuing operations of $29,021 for the three months ended November 30, 2007, as compared to $73,629 for the comparable prior year period.

We generated net income from continuing operations of $28,203 for the three months ended November 30, 2007 as compared to net income of $6,727,328 for the comparable prior year period. A gain associated with the extinguishment of trade payables of $1,616,922 more than offset a loss from continuing operations before other income (expense) of $1,033,070 and interest expense of $561,051.  For the period ended November 30, 2006, a gain on the mark to market of derivative liabilities associated with our convertible debentures and related warrants of $10,986,681 offset a loss before other income (expense) of $1,418,955 and interest expense of $2,841,443.  EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis.  This was a non-cash accounting event and did not represent a current or future cash requirement of the Company and as such had no impact on liquidity.  This convention caused non-cash expense to be realized during periods when our share price rose and non-cash income to be recognized when our share price fell.  This accounting treatment did not impact operating income.  Effective July 30, 2007, we entered into a Recapitalization involving the retirement of the 2006 Debentures and Warrants in exchange for new secured convertible debentures and warrants.  These instruments are not subject to EITF-00-19 and FAS 133 accounting treatment.

Operating loss before other income (expense) for the three month period ended November 30, 2007 was $1,033,070 as compared to a loss of $1,418,956 for the comparable prior year period.  General and administrative expenses of $775,419 for the three month period ended November, 2007 were $662,811 lower than general and administrative expenses of $1,438,230 for the comparable prior year period.  The lower general and administrative expenses are reflective of reductions of staff and associated expenses.

Discontinued operations
 The earnings for the three month period ended November 30, 2007 of $452,510 reflect the gain of the sale of the Whitewater assets as compared to net income from discontinued operations of $207,541 for the comparable prior year period which represented earnings from the Barnett Shale assets divested in April 2007.

Liquidity and Capital Resources

Net cash used in operations was $1,644,748 for the three month period ended November 30, 2007.  The primary use of the cash was to fund administrative expenses and to settle trade payables.   Net cash provided by investing activities for the period was $36,175 compared to funds provided of $216,752 for the comparable prior year period.

There were no financing activities during the three month period ended November 30, 2007 compared to $6,508,000 of cash provided during the comparable prior year period. Prior year cash was primarily provided by the sale of secured convertible debentures on November 16, 2006 with net proceeds of $5,850,000.

Net Cash Flow provided by Discontinued Operations was $400,930 for the three month period ended November 30, 2007 and is associated with the sale of the Whitewater assets.  Net cash used  during the comparable prior year period was $2,293,781.

Our net working capital deficit of $28,426,826 as of November 30, 2007 decreased by $3,158,139 versus the August 31, 2007 deficit of $31,584,965.  The decrease is primarily attributed to the extinguishment of trade payables for cash and stock during the quarter.  The remaining deficit is essentially the balance due on our secured convertible debentures.

On December 4, 2007, we received a notice from each of the holders of our Secured Convertible Debentures that certain events of default had occurred under the 2007 Debentures dated July 30, 2007. Under the terms of the 2007 Debentures, we had an obligation to redeem the holder's Debentures. As of November 30, 2007, there was an aggregate total of approximately $28.6 million in principal and accrued interest outstanding under the Secured Convertible Debentures. We did not have the resources to pay that amount.

As of December 17, 2007, we entered into a Strict Foreclosure Agreement with the original holders of our Secured Convertible Debentures and the transferees of their interests under the 2007 Debentures (the "Transferees"). Under the Strict Foreclosure Agreement, the Transferees have foreclosed upon our interest in the Fayetteville Shale Project through foreclosure upon our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures have  been extinguished and certain mutual releases have been provided.

We believe that the foreclosure transaction was in our best interest as we have extinguished over $28 million of senior secured indebtedness, while we have been able to retain a modest amount of cash and  avoid, in the short-term, an otherwise likely bankruptcy filing. Furthermore, the foreclosure process extricated us from the Fayetteville Shale project, which otherwise would have required significant additional funding (which we have been unable to secure) and whose geologic outcomes remain subject to uncertainty.

Following the foreclosure process, we have terminated most of our personnel and ceased all oil and gas related operations as we will now attempt to identify business opportunities and financing that may be suitable for the Company. However, our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term. There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company. If we are unable to execute on our business plan within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Rating Risk.  As of November 30, 2007, we had  $755,104 in cash and cash equivalents, and short term investments.  At November 30, 2007, approximately $677,719 was held in our operating accounts to be used for general corporate purposes, and $87,385 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities.  Based on sensitivity analysis performed on the financial instruments held as of November 30, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

Commodity Risk.  Our major commodity price risk exposure is to the prices received for our natural gas and oil production.  Realized commodity prices received for our production are the spot prices applicable to natural gas and crude oil.  Prices received for natural gas and oil are volatile and unpredictable and are beyond our control.  For the quarter ended November 30, 2007, a 10% fluctuation in the prices for natural gas and oil production would have had an impact on our revenues from continuing operations.

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of November 30, 2007, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following sets forth material changes from the Risk Factors included in our Annual Report on SEC Form 10-K for the fiscal year ended August 31, 2007.

Our sole officer and director has sole authority to manage the business and affairs of the Company without approval or input from any other person. Our limited personnel may limit our ability to acquire an operating company.

As of the date of this, John A. Ruddy serves as the sole officer and director of the Company.  As a result, he has the sole authority to manage the business and operations of the Company without input or approval from any other person or, except in limited circumstances provided under Delaware Corporation Law, from our shareholders.   Unless he resigns or is removed from office by our shareholders, he will continue to have sole authority over the day to day to operations and management of our business, including identifying and evaluating operating companies that we may want to acquire.  Mr. Ruddy may not have the time or all of the skills necessary to execute our plan to identify, evaluate and ultimately acquire an operating company.   In order to successfully execute this plan, we may need to attract and retain additional highly-qualified personnel, consultants or advisors.   Due to our limited financial
and human resources, we may not be successful in attracting and retaining such qualified persons.   If we fail to attract such persons, our ability to execute our plan to acquire an operating company and increase shareholder value could be severely harmed.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and our board of directors currently consists of one person who is not considered an independent director.  Without voluntary compliance with such provisions, our shareholders will not receive the benefits and protections they were enacted to provide.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics.

By December 31, 2007, all members of our board of directors except John A. Ruddy had resigned.  As a result, Mr. Ruddy, who also serves as our Interim Chief Executive Officer and Chief Financial Officer, is the sole member of our board of directors.   Mr. Ruddy is not an “independent director” as that term is defined by any of the national securities exchanges or inter-dealer quotation systems.  Our board of directors has not created a separately-designated standing audit committee and although Mr. Ruddy qualifies as an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Securities Act, he is not considered independent.  Unless we voluntarily elect to fully comply with those obligations, which we have not to date, the protections that these corporate governance provisions were enacted to provide, will not exist with respect to the Company.

Item 6. Exhibits

The following exhibits are included herein:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(1)

(1)                   Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2008	MAVERICK OIL AND GAS, INC. /s/ John Ruddy John Ruddy Chief Executive Officer (Interim) Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.