Form 10-Q
period 2008-02-29
MAVERICK OIL & GAS, INC.
filed 2008-04-21
CIK 1193159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

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

There were 118,142,860 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of April 21, 2008.

MAVERICK OIL AND GAS, INC.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	February 29, 2008	August 31, 2007
Current Assets:
Cash and cash equivalents	$406,263	$1,962,747
Total Current Assets	406,263	1,962,747

Property, Plant and Equipment:
Buildings, furniture and equipment, net of accumulated depreciation of $138,866	82,208	108,064
Total Property, Plant and Equipment, Net	82,208	108,064

Other assets and prepaid loan fees	277,752	394,221

Oil and natural gas properties, successful efforts method of accounting:
Assets from discontinued operations	6,274	27,121,274
Total Assets	$722,497	$29,586,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:

Payables and Accrued Expenses:
Accounts payable and accrued expenses	$170,358	$520,713
Liabilities of discontinued operations	2,890	32,708,929
Other liabilities	355,842	355,842
Total Current Liabilities	529,090	33,585,484

Long-Term Liabilities:
Asset retirement obligation	3,300	3,300
Total Long-Term Liabilities	3,300	3,300

Total Liabilities	$532,390	$33,588,784

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 335,000,000 shares; 118,142,860 shares issued and outstanding at February 29, 2008 and 108,428,360 shares issued and outstanding at August 31, 2007	118,143	108,429
Additional paid-in capital	58,529,074	58,098,699
Accumulated deficit	(58,457,110)	(62,209,606)
Total Stockholders’ Equity (Deficit)	190,107	(4,002,478)

Total Liabilities and Stockholders’ Equity (Deficit)	$722,497	$29,586,306

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 29,			Six Months Ended February 29,
	2008	2007		2008	2007

Oil and gas sales revenues	$24,448	$12,527		$39,568	$29,604

Expenses:
Lease operating expenses	5,228	1,583		13,573	11,030
Lease termination expense	58,000	—		58,000	—
General and administrative	482,926	1,633,632		1,251,147	2,976,241
Depreciation, depletion and amortization	12,928	65,540		60,584	172,369
Total expenses	559,082	1,700,755		1,383,304	3,159,640

Loss from continuing operations before other income (expense)	(534,634)	(1,688,228)		(1,343,736)	(3,130,036)

Other income (expense):
Loss on extinguishment of trade payables	(4,064)	—		(4,064)	—
Change in fair value of derivatives	—	(3,432,204)		—	7,554,477
Interest expense and discount amortization	(239,636)	(30,767,817)		(795,265)	(33,568,994)
Interest income	32,163	12,572		37,004	12,126
Total other income (expense)	(211,537)	(34,187,449)		(762,325)	(26,002,391)

Loss from continuing operations	(746,171)	(35,875,667)		(2,106,061)	(29,132,427)

Discontinued operations:
Income (loss) from discontinued operations	4,017,955	136,180		5,858,557	327,799
Income (loss) before minority interest	3,271,784	(35,739,497)		3,752,496	(28,804,628)

Minority interest in discontinued operations	—	(323,500)		—	(399,683)

Net income (loss)	$3,271,784	$(36,062,997)		$3,752,496	$(29,204,311)

	Three Months ended			Six Months ended
Basic and Diluted Earnings (Loss) per share information:	February 29, 2008	February 28, 2007		February 29, 2008	February 28, 2007

Earnings from continuing operations	$(0.01)$	(0.33)		$(0.02)	$(0.28)
Earnings from discontinued operations, net of minority interest	$0.04	$0.00		$0.05	$0.00
Earnings per common share	$0.03	$(0.33	) $	0.03	$(0.28)

Weighted average common shares outstanding - basic	118,142,860	107,383,360		$116,701,698	104,853,445

See accompanying Notes to Consolidated Financial Statements

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	February 29, 2008	February 28, 2007
Cash Flows from Operating Activities:
Loss from continuing operations	$(2,106,061)	$(29,132,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	148,654	747,637
Interest expense and discount amortization	795,265	33,568,994
Depreciation, depletion and amortization	60,584	172,369
Change in fair value of derivatives	—	(7,554,477)
Lease termination expense	58,000	—
Loss on disposal of vehicles	—	11,761
Loss on sale of building and furniture	6,325	—
Loss in settlement of trade payables	4,064	—
Changes in working capital:
Decrease in accounts receivable		213,157
Decrease in prepaid expenses, advances to operators and others	280,358	84,546
Decrease in accounts payable and accrued expenses	(632,528)	435,164
Net cash used in operating activities	(1,385,339)	(1,453,276)

Cash Flows from Investing Activities:
Proceeds from sale of vehicles	—	32,625
Net cash provided by investing activities	—	32,625

Cash Flows from Financing Activities:
Proceeds from issuance of Secured Convertible Debentures, net of issuance costs	—	5,850,000
Proceeds from issuance of common stocks and warrants	—	1,045,000
Proceeds from minority interest owner	—	968,000
Net cash provided by (used in) financing activities	—	7,863,000

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended
	February 29, 2008	February 28, 2007
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	(1,198,755)	(242,788)
Net cash provided by (used in) investing activities	736,175	(7,063,395)
Net cash provided by (used in) financing activities	291,435	—
Net cash provided by (used in) discontinued operations	(171,145)	(7,306,183)

Net Increase (Decrease) in Cash	(1,556,484)	(863,834)
Cash at the Beginning of Period	1,962,747	2,212,007
Cash at the End of Period	$406,263	$1,348,173

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Extinguishment of short term debt with properties	$28,783,479	$—
Discharge of payables	$1,676,845	$—
Warrants issued for services	$—	$130,968
Contingent liability accrual – leasehold acreage	$—	$1,213,171
Discount of note due to derivative liability	$—	$2,268,738
Stock issued for accrued interest	$—	$378,082

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

The Company has incurred significant losses since its inception. For the fiscal year ended August 31, 2007, our net loss was $11,333,825 and we had incurred an accumulated deficit of $62,209,606 as of August 31, 2007. During the six months period ended February 29, 2008, we had net loss from continuing operations of $2,106,061 and our accumulated deficit decreased to $58,457,110, primarily due to gains on extinguishment of debt through the sale of our discontinued operations.

Even though we were able to successfully compromise significant financial obligations to the vendors and suppliers to our Fayetteville Shale project, one of our Fayetteville Shale partners, and to an existing claimant involving our Fayetteville Shale project, as of the beginning of our second fiscal quarter our remaining capital resources were not sufficient to maintain our operations and to pay the remaining liabilities of the Company and its subsidiaries, generally as they became due. This included, within the immediate term, amounts which became payable to certain leaseholders within the Fayetteville Shale project because we did not have the resources to discharge our drilling obligations to them, amounts required to remediate existing well sites and certain severance and other employment-related obligations. In the longer-term, we would not have been able to satisfy the amounts which would have become due under our senior secured convertible debentures, for which we were obligated to repay the principal amount of approximately $27.8 million. Furthermore, we had been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We had also been unable to secure additional funding for the Company.

On December 4, 2007, we received notices of default from the holders of our senior Secured Convertible Debentures. Subsequently, on December 17, 2007,  we entered into a Strict Foreclosure Agreement with the holders of our Secured Convertible Debentures under which they, effective as of January 8, 2008, foreclosed upon our interest in the Fayetteville Shale Project through foreclosure upon our interest in Maverick Woodruff County, LLC our wholly owned subsidiary (which holds our leasehold interests in the Fayetteville Shale Project),  Maverick Operating, LLC (our wholly owned subsidiary, that is the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the Secured Convertible Debentures were extinguished and certain mutual releases were provided.

Following the foreclosure process, we terminated most of our personnel and ceased all oil and gas related operations as we will now attempt to identify business opportunities and financing that may be suitable for the Company. However, our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term. There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company. If we are unable to execute on our business plan within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

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

Diluted earnings per common share is computed by dividing the net earnings available to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. At February 29, 2008, all dilutive securities outstanding were anti-dilutive and therefore, basic and diluted earnings per share are identical.

NOTE  4.  SHARE-BASED COMPENSATION

The Company had adopted a Stock Incentive Plan (the "Stock Incentive Plan") which covers 15,000,000 shares of common stock.  During November 2006, we amended our Stock Incentive Plan to increase the shares covered thereunder from 10,000,000 to 15,000,000.

In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 450,000 shares of common stock.

Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  Prior periods were not restated to reflect the impact of adopting the new standard.  As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarters ended February 29, 2008 and February 28, 2007, includes compensation expense for all share based payments granted on or prior to, but not yet vested, as of November 30, 2005 based on the grant date fair value estimated in accordance with the provisions of FAS 123R which permitted use of the value method described in APB No. 25 “Accounting for Shares Issued to Employees”.

During the six months ended February 29, 2008, the Company recognized stock-based compensation expenses of  $137,700 and $747,637 related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the three months ended February 29, 2008 and  February 28, 2007,  no tax benefits from the exercise of stock options have been recognized as no options have been exercised.  Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Average	February 29, 2008	February 28, 2007
Expected life (years)	—	5.40
Risk-free interest rate	—	4.25%
Expected Volatility	—	71.07%
Expected Dividend yield	—	0.0%

At February 28,2007, the range of risk free interest rates used in the Black-Scholes option pricing Model (the “Model”) was 3.2% to 5.1%.  The range of expected volatility used in the Model was 41.3% to 86.1%.

No options were issued or exercised by the Company during the six months ended February 29, 2008. A schedule of outstanding options is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)
Outstanding on August 31, 2007	2,610,000	$1.87	2.73
Granted	—	—	—
Exercised	—	—	—
Surrendered/Canceled	(1,380,000)	0.98	—
Outstanding on February 29, 2008	1,230,000	$2.40	2.00

Outstanding on February 29, 2008	1,230,000	$2.40	2.00

The weighted-average grant-date fair value for the six months ended February 28, 2007 was $0.55/share. No options were issued or exercised during the six months ended February 29, 2008 and February 28, 2007, respectively. Share based compensation cost related to stock option expense at February 29, 2008, totaled $454,044.

Stock-based compensation expense recognized for restricted stock awards was $10,953 and $48,857 for the six months ended February 29, 2008 and February 28, 2007, respectively. There is no unrecognized share based compensation cost related to unvested restricted shares at February 29, 2008.

During the quarter ended February 29, 2008, no additional restricted stock grants were made. At February 29, 2008, the Company had 1,230,000 options outstanding with a weighted average exercise of $2.40.

NOTE 5.   EXTINGUISMENT OF DEBT - SENIOR SECURED CONVERTIBLE DEBENTURES

Effective January 8, 2008, our interest in the Fayetteville Shale Project was foreclosed upon through assignment to the holders of our 2007 Debentures of our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures, which totaled $28.8 million representing both principal and accrued interest were extinguished and certain mutual releases were provided.

Background description of our 2007 Debentures

Effective as of July 30, 2007, we entered into a recapitalization transaction (the Recapitalization) involving the retirement of debentures and warrants issued during 2006 in exchange for new secured convertible debentures (the “2007 Debentures”)  and associated warrants (the “2007 Warrants”).

The 2007 Debentures had an aggregate principal amount of $27.8 million, were subject to interest at 8 % per annum, and had a maturity date on the second anniversary of their issuance, subject to the right of the holders to require us to repurchase one-third of the outstanding principal amount due on each of the fifteenth and twenty-first month anniversaries of the date of issuance. Interest payments and expenses associated with issuance were due on the maturity date.  The 2007 Debentures were convertible into 111,038,016 shares of our common stock at a conversion price of $0.25 per share, subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like. The 2007 Warrants granted as part of the recapitalization are exercisable into 77,902,597 shares of common stock at an exercise price of $0.01 per share (on a post-split basis).  The 2007 Warrants are subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like, and are not subject to the “full-ratchet” and “gross-up” anti-dilution features of the Warrants issued during 2006.  As a result of the Recapitalization, the unamortized debt discount and deferred financing costs were expensed.

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

As a part of the Recapitalization, we were required to effectuate a reverse stock split. However, upon the subsequent request of a holder of our Debentures, we delayed our efforts to affect a reverse stock split.

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

As of February 15, 2008, we compromised and discharged a total of approximately $2,300,000 of unsecured indebtedness held by vendors who provided goods and services to Maverick Woodruff County in connection with the development of the Fayetteville Shale project.  The indebtedness was discharged for aggregate cash payments of approximately $470,000 and the issuance of 6,714,500 shares of our common stock to the vendors, on a pro rata basis.

We also settled the lawsuit filed by M.A. Wallace and Elvia Vaudine Wallace against us and Maverick Woodruff County in the Circuit Court of Cross County, Arkansas.  That lawsuit sought damages of approximately $1,200,000.  Under the terms of the settlement, we paid $135,000 and issued 3,000,000 shares of our common stock.

NOTE  7.   DISCONTINUED OPERATIONS

  ●   Foreclosure of our Fayetteville Shale Project interests.

Effective January 8, 2008, our interest in the Fayetteville Shale Project were foreclosed upon through assignment of our interest in Maverick Woodruff County, LLC (which held our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures were extinguished and certain mutual releases were provided. The balances and results related to our former subsidiaries Maverick Operating, LLC and in Maverick Woodruff County, LLC together with the related debt and interest obligation extinguished with foreclosure, are being reported as part of discontinued operations in the accompanying financial statements. We recognized a gain of approximately $3.9 million for the quarter and six months ended February 29, 2008 related to the disposal.

•	Barnett Shale Project:

On April 26, 2007, we completed the sale of our interests in the Barnett Shale project for net proceeds of approximately $22.5 million. The sale of our interest in the project was required as part of the terms of the secured convertible debentures. The cash received from the buyer was subject to post-closing adjustments based upon the net of total revenues and capital expenditures for the period January through April 2007. Our final settlement took place during November 2007.

•	Whitewater Project:

During November 2007, we sold our interest in our Colorado-based Whitewater project.  We initially sold a 30% interest in the project for $600,000, plus the pro rata assumption of all unpaid project costs since May 2006.  Thereafter, we sold the remaining 70% interest in the project to one of our Fayetteville Shale project partners for $200,000, the discharge of approximately $1.4 million owed to this partner, and the assumption of the remaining unpaid project costs since May 2006.  This asset was impaired to its expected realizable value of $2,000,000 in anticipation of a cash sale.  The combination cash and discharge of debt transaction ultimately resulted in a gain of approximately $450,000 for the quarter ended February 29, 2008.

We have accounted for the sale and transfer of these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144 we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at February 29, 2008 as follows:

Discontinued Operations:	February 29, 2008	August 31, 2007
Assets:
Advances to operators and others	6,274	6,274
Unproved properties not being amortized, net	—	27,115,000
Total assets held for sale	$6,274	$27,121,274

Liabilities:
Accounts payable and accrued expenses	$—	$4,675,852
Asset retirement liability	2,890	40,554
Short-term secured convertible debt	—	27,992,523
Total liabilities of held for sale operations	$2,890	$32,708,929

	Six Months ended
	February 29, 2008	February 28, 2007
Oil and gas sales revenues	$—	$1,674,508
Cost and Expenses	(221,349)	(1,346,709)
Gain on extinguishment of trade payables	1,676,845	—
Gain on extinguishment of debt	3,950,390	—
Gain on sale of Whitewater assets	452,671	—
Net income from discounted operations before minority interest	$5,858,557	$327,799

NOTE 8.   COMMITMENTS AND CONTINGENCIES

          ●   Fayetteville Shale.

Certain leases in our former Fayetteville Shale Project required us to conduct additional drilling prior to the end of 2007.  Failure to meet these obligations would have obligated the company to pay up to $3,000,000 of penalties to the landowners under those leases.  These obligations were renegotiated by the current owners of our Maverick Woodruff County, LLC and we have been relieved of any future liabilities associated with these commitments.

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

Overview

From 2004 through January 2008 we were an early stage independent energy company seeking to find and develop oil and gas reserves. Following the sale in April 2007 of our interest in the Barnett Shale play in Wise County, Texas, and the subsequent foreclosure on our Fayetteville Shale project in January 2008, we ceased virtually all oil and gas related operations as we now will attempt to identify business opportunities that may be suitable for the Company.

We have incurred significant losses since our inception. During fiscal years 2007 and 2006, we recognized losses to common stockholders of $11,333,825 and $21,529,473, respectively. For the six months ended February 29, 2008, our net loss from continuing operations was $2,106,061 and we had an accumulated deficit of $58,457,110.

Cessation of Oil and Gas Operations

We were unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We were also unable to secure additional funding for our operations.  Accordingly, by January 31, 2008, we terminated all of our oil and gas personnel and terminated most of the balance of our administrative and executive personnel.

Even though we were able to successfully compromise significant financial obligations to the vendors and suppliers to our former Fayetteville Shale project, one of our former Fayetteville Shale partners, and to an existing claimant involving our former Fayetteville Shale project, as of the beginning of our second quarter, our existing capital resources were not sufficient to maintain our operations beyond the short term.  In the longer-term, we would not have been able to satisfy the amounts which would have become due under our senior secured convertible debentures, for which, as of November 30, 2007, we were obligated to repay the principal amount of approximately $27.8 million.

On December 4, 2007, we received notices of default from the holders of our 2007 Debentures. Subsequently on December 17, 2007, we entered into a Strict Foreclosure Agreement with the original holders of our 2007 Debentures and the transferees of their interests under the 2007 Debentures (the "Transferees"). Under the Strict Foreclosure Agreement, effective as of January 8, 2008, the Transferees foreclosed upon our interest in the Fayetteville Shale Project through assignment of our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under 2007 Debentures were extinguished and certain mutual releases were provided.

We believe that the foreclosure transaction was in our best interest as we have extinguished over $28 million of senior secured indebtedness together with accrued interest, while we were able to retain a modest amount of cash and avoid, in the short-term, an otherwise likely bankruptcy filing. Furthermore, the foreclosure process extricated us from the Fayetteville Shale project, which otherwise would have required significant additional funding (which were been unable to secure) and whose geologic outcomes was subject to uncertainty.

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

For the Three Months Ended February 29, 2008 and February 28, 2007

We realized revenues from continuing operations of $24,448 for the three months ended February 29, 2008 as compared to $12,527 for the comparable prior year period.

We generated net income of $3,271,784 for the three months ended February 29, 2008, as compared a net loss of $36,062,997 for the comparable prior year period.   A gain associated with the extinguishment of debt of $3,952,390 more than offset general and administrative expenses of $482,926.  For the period ended February 28, 2007, a gain on the mark to market of derivative liabilities associated with our convertible debentures and related warrants of $3,432,204, administrative costs of $1,633,632, and interest expense of $30,767,817 were the primary contributors to the loss.  EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis.  This was a non-cash accounting event and did not represent a current or future cash requirement of the Company and as such had no impact on liquidity.  This convention caused non-cash expense to be realized during periods when our share price rose and non-cash income to be recognized when our share price fell.  This accounting treatment did not impact operating income.  Effective July 30, 2007, we entered into a Recapitalization involving the retirement of the debentures and warrants issued by us during 2006 in exchange for new secured convertible debentures and warrants.  These instruments are not subject to EITF-00-19 and FAS 133 accounting treatment.

Operating loss before other income (expense) for the three month period ended February 29, 2008 was $534,634 as compared to a loss of $1,688,228 for the comparable prior year period.  General and administrative expenses of $482,926 for the three month period ended February 29, 2008, were $1,150,706 lower than general and administrative expenses of $1,633,632 for the comparable prior year period.  The lower general and administrative expenses are reflective of reductions of staff and associated expenses.

For the Six Months Ended February 29, 2008 and February 28, 2007

We realized revenues from continuing operations of $39,568 for the six months ended February 29, 2008, as compared to $29,604 for the comparable prior year period.

We generated net income of $3,752,496 for the six months ended February 29, 2008 as compared a net loss of $29,204,311 for the comparable prior year period.   A gain associated with the extinguishment of debt of $3,952,390 more than offset general and administrative expenses of $1,251,147 and interest expense and discount amortization of $795,255.  For the period ended February 28, 2007, a gain on the mark to market of derivative liabilities associated with our convertible debentures and related warrants of $7,554,477 was more than offset by $2,976,241 of general and administrative expenses  and interest expense and discount amortization of  $33,568,994.  EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis.  This was a non-cash accounting event and did not represent a current or future cash requirement of the Company and as such had no impact on liquidity.  This convention caused non-cash expense to be realized during periods when our share price rose and non-cash income to be recognized when our share price fell.  This accounting treatment did not impact operating income.  Effective July 30, 2007, we entered into a Recapitalization involving the retirement of the debentures and warrants issued by us during 2006 in exchange for new secured convertible debentures and warrants.  These instruments are not subject to EITF-00-19 and FAS 133 accounting treatment.

Operating loss before other income (expense) for the six month period ended February 29, 2008 was $1,343,736 as compared to a loss of $3,130,036 for the comparable prior year period.  General and administrative expenses of $1,215,147 for the six month period ended February 29, 2008, were $1,761,094 lower than general and administrative expenses of $2,976,241 for the comparable prior year period.  The lower general and administrative expenses are reflective of reductions of staff and associated expenses.

Discontinued operations

The net income of $4,017,955 and $5,858,557 for the three and six month periods ended February 29, 2008 respectively  reflects gains associated with the settlement of trade payables compared to net income from discontinued operations of $136,180 and $327,799 respectively for the comparable prior year periods, which represented earnings from the Barnett Shale assets divested in April 2007.

Liquidity and Capital Resources

Net cash used in operations from continuing activities was $1,385,339 for the six month period ended February 29, 2008.  The primary use of the cash was to fund administrative expenses and to settle trade payables.   There was no net cash  provided by investing activities for the period compared to funds used  of $32,625 for the comparable prior year period.

There were no financing activities during the six month period ended February 29, 2008, compared to $7,863,000 of cash provided during the comparable prior year period. Prior year cash was primarily provided by the sale of secured convertible debentures on November 16, 2006 with net proceeds of $5,850,000.

Net Cash Flow used by Discontinued Operations was $171,145 for the six month period ended February 29, 2008 compared to net cash used in the  prior year period of $7,306,183.

Our net working capital deficit of $122,827 as of February 29, 2008, decreased by $31,499,910 versus the August 31, 2007, deficit of $31,622,737.  The decrease is primarily attributed to the extinguishment of debt and trade payables for cash and stock during the period.

On December 4, 2007, we received a notice from each of the holders of our Secured Convertible Debentures that certain events of default had occurred under the 2007 Debentures dated July 30, 2007. Under the terms of the 2007 Debentures, we had an obligation to redeem the holder's accrued Debentures. As of November 30, 2007, there was an aggregate total of approximately $28.6 million in principal and accrued interest outstanding under the Secured Convertible Debentures. We did not have the resources to pay that amount.

As of December 17, 2007, we entered into a Strict Foreclosure Agreement with the original holders of our 2007 Debentures and the transferees of their interests under the Secured Convertible Debentures (the "Transferees"). Under the Strict Foreclosure Agreement effective as of January 8 2008, the Transferees foreclosed upon our interest in the Fayetteville Shale Project through assignment of our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures have were extinguished and certain mutual releases were provided.

We believe that the foreclosure transaction was in our best interest as we have extinguished over $28 million of senior secured indebtedness, while we were able to retain a modest amount of cash and avoid, in the short-term, an otherwise likely bankruptcy filing. Furthermore, the foreclosure process extricated us from the Fayetteville Shale project, which otherwise would have required significant additional funding (which we had been unable to secure) and whose geologic outcomes was subject to uncertainty.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Rating Risk.  As of February 29,2008 we had  $406,263 in cash and cash equivalents, and short term investments.  At February 29, 2008, approximately $156,263 was held in our operating accounts to be used for general corporate purposes, and $250,000 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities.  Based on sensitivity analysis performed on the financial instruments held as of November 30, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of February 29, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 21, 2008	MAVERICK OIL AND GAS, INC. /s/ John Ruddy
John Ruddy Chief Executive Officer (Interim) Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.