Form 10-Q
period 2008-05-31
MAVERICK OIL & GAS, INC.
filed 2008-07-14
CIK 1193159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

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

There were 118,142,860 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of July 8, 2008.

MAVERICK OIL AND GAS, INC.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	May 31,	August 31,
	2008	2007
Current Assets:
Cash and cash equivalents	$359,043	$1,962,747
Accounts Receivable – other	39,932	-
Short Term Investment	111,157	-
Total Current Assets	510,132	1,962,747

Property, Plant and Equipment:
Buildings, furniture and equipment, net of accumulated	69,280	108,064
depreciation of $151,794 and $113,010
Total Property, Plant and Equipment, Net	69,280	108,064

Other assets and prepaid loan fees	61,005	394,221

Oil and natural gas properties, successful efforts method of accounting:
Assets from discontinued operations	3,503	27,121,274
Total Assets	$643,920	$29,586,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Payable and Accrued Expenses:
Accounts payable and accrued expenses	$331,114	$520,713
Liabilities of discontinued operations	2,890	32,708,929
Other liabilities	355,842	355,842
Total Current Liabilities	689,846	33,585,484

Long-Term Liabilities:
Asset retirement obligation	3,300	3,300
Total Long-Term Liabilities	3,300	3,300

Total Liabilities	$693,146	$33,588,784

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, authorized 10,000,000 shares;	—	—
none issued and outstanding
Common stock, $.001 par value, authorized 335,000,000 shares; 118,142,860 shares issued and outstanding at May 31, 2008 and 108,428,360 shares issued and outstanding at August 31, 2007	118,143	108,429
Additional paid-in capital	58,590,768	58,098,699
Accumulated deficit	(58,758,137)	(62,209,606)
Total Stockholders’ Equity (Deficit)	(49,226)	(4,002,478)

Total Liabilities and Stockholders’ Equity (Deficit)	$643,920	$29,586,306

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Oil and gas sales revenues	$19,195	$40,939	$58,763	$70,543

Expenses:
Lease operating expenses	6,179	15,357	19,752	26,387
Lease termination expense	—	—	58,000	—
General and administrative	394,823	1,747,083	1,645,970	4,723,324
Depreciation, depletion and amortization	12,928	22,681	73,512	195,050
Total expenses	413,930	1,785,121	1,797,234	4,944,761

Loss from continuing operations before other income (expense)	(394,735)	(1,744,182)	(1,738,471)	(4,874,218)

Other income (expense):
Change in fair value of derivatives	—	10,961,473	—	18,515,950
Interest expense and discount amortization	(2,376)	(715,523)	(797,641)	(34,284,517)
Other income (expenses)	81,829	56,134	114,769	68,260
Total other income (expense)	79,453	10,302,084	(682,872)	(15,700,307)

Income (loss) from continuing operations	(315,282)	8,557,902	(2,421,343)	(20,574,525)

Discontinued operations:
Income (loss) from discontinued Operations	14,255	23,309,503	5,872,812	23,637,302
Income (loss) before minority interest	(301,027)	31,867,405	3,451,469	3,062,777

Minority interest in discontinued operations	—	(9,478,588)	—	(9,878,271)

Net income (loss)	$(301,027)	$22,388,817	$3,451,469	$(6,815,494)

	Three Months ended		Nine Months ended
Basic and Diluted Earnings (Loss) per share information:	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Earnings (loss) from continuing operations	$(0.00)	$0.08	$(0.02)	$(0.20)
Earnings (loss) from discontinued operations	$(0.00)	$0.13	$0.05	$0.13
Earnings (Loss) per common share	$(0.00)	$0.21	$0.03	$(0.07)

Weighted average common shares outstanding – basic and diluted	118,142,860	108,428,360	117,185,592	106,058,179

See accompanying Notes to Consolidated Financial Statements

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	May 31, 2008	May 31, 2007
Cash Flows from Operating Activities:
Loss from continuing operations	$(2,421,343)	$(20,574,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	210,348	1,254,285
Interest expense and discount amortization	797,641	32,452,216
Depreciation, depletion and amortization	73,512	195,050
Change in fair value of derivatives	—	(18,515,950)
Lease termination expense	58,000	—
Loss on disposal of vehicles	—	11,762
Loss on sale of building and furniture	6,325	—
Loss in settlement of trade payables	—	—
Changes in working capital:
(Increase) decrease in accounts receivable	(39,933)	312,338
(Increase) decrease in prepaid expenses, advances to operators and others	424,785	(2,730)
Increase in accounts payable and accrued expenses	(38,895)	1,472,880
Net cash used in operating activities	(929,560)	(3,394,674)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	—	(110,429)
Net cash used in investing activities	—	(110,429)

Cash Flows from Financing Activities:
Proceeds from issuance of Secured Convertible Debentures, net of issuance costs	—	5,850,000
Proceeds from issuance of common stocks and warrants	—	1,045,000
Repayment of prepayment penalty	—	(7,500,000)
Repayment of long-term debt	—	(9,667,699)
Net cash provided by (used in) financing activities	—	(10,272,699)

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended
	May 31, 2008	May 31, 2007
Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,701,754)	(5,612,965)
Net cash provided by (used in) investing activities	736,175	30,848,790
Net cash provided by (used in) financing activities	291,435	(11,543,850)
Net cash provided by (used in) discontinued operations	(674,144)	13,691,975

Net Increase (Decrease) in Cash	(1,603,704)	(85,827)
Cash at the Beginning of Period	1,962,747	2,212,007
Cash at the End of Period	$359,043	$2,126,180

	Nine Months ended
	May 31, 2008	May 31, 2007
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$1,832,301
Taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Extinguishment of short term debt	$28,783,479	$—
Discharge of payables	$1,676,845	$—
Warrants issued for services	$—	$130,968
Contingent liability accrual – leasehold acreage	$—	$1,213,171
Discount of note due to derivative liability	$—	$2,268,738
Stock issued for accrued interest	$—	$378,082
Reclassification of receivable balance to unproved properties	$—	$2,779,348

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

NOTE 2.  GOING CONCERN

The Company has incurred significant losses since its inception. For the fiscal year ended August 31, 2007, our net loss was $11,333,825 and we had incurred an accumulated deficit of $62,209,606 as of August 31, 2007. During the nine months period ended May 31, 2008, we had net loss from continuing operations of $2,421,343 and our accumulated deficit decreased to $58,758,137, primarily due to gains on extinguishment of debt through the sale of our discontinued operations.

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

On December 4, 2007, we received notices of default from the holders of our senior Secured Convertible Debentures.  Subsequently, on December 17, 2007,  we entered into a Strict Foreclosure Agreement with the holders of our Secured Convertible Debentures under which they, effective as of January 8, 2008, foreclosed upon our interest in the Fayetteville Shale Project through foreclosure upon our interest in Maverick Woodruff County, LLC our wholly owned subsidiary (which holds our leasehold interests in the Fayetteville Shale Project),  Maverick Operating, LLC (our wholly owned subsidiary, that is the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the Secured Convertible Debentures were extinguished in their entirety and certain mutual releases were provided.

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

Diluted earnings per common share is computed by dividing the net earnings available to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  At May 31, 2008 and 2007, all potentially dilutive securities outstanding were anti-dilutive and therefore, basic and diluted earnings per share and weighted average common shares outstanding are identical.

NOTE 4.  SHORT-TERM INVESTMENTS

Short-Term investments at May 31, 2008 represent certificates of deposit with maturities ranging from three months to twelve months.

NOTE 5.  SHARE-BASED COMPENSATION

The Company has adopted a Stock Incentive Plan (the "Stock Incentive Plan") which, during November 2006, was amended to increase the shares covered thereunder from 10,000,000 to 15,000,000.

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

During the nine months ended May 31, 2008 and May 31, 2007, the Company recognized stock-based compensation expenses of  $210,348 and $1,254,285, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the three months ended May 31, 2008 and  May 31, 2007,  no tax benefits from the exercise of stock options have been recognized as no options have been exercised.  Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Average	May 31, 2008	May 31, 2007
Expected life (years)	—	5.40
Risk-free interest rate	—	4.25%
Expected Volatility	—	71.07%
Expected Dividend yield	—	0.0%

At May 31, 2007, the range of risk free interest rates used in the Black-Scholes option pricing model (the “Model”) was 3.2% to 5.1%.  The range of expected volatility used in the Model was 41.3% to 86.1%.

No options were issued or exercised by the Company during the nine months ended May 31, 2008. A schedule of outstanding options is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)
Outstanding on August 31, 2007	2,610,000	$1.87	2.73
Granted	—	—	—
Exercised	—	—	—
Surrendered/Canceled	(1,380,000)	0.98	—
Outstanding on May 31, 2008	1,230,000	$2.40	1.75

The weighted-average grant-date fair value for the nine months ended May 31, 2007 was $0.64/share. No options were issued or exercised during the nine months ended May 31, 2008 and May 31, 2007, respectively.

Stock-based compensation expense includes expense recognized for restricted stock awards of $16,430 and $23,072 for the nine months ended May 31, 2008 and May 31, 2007, respectively.  There is no unrecognized cost related to unvested restricted shares at May 31, 2008.

During the quarter ended May 31, 2008, no additional restricted stock grants were made.

NOTE 6.   EXTINGUISMENT OF DEBT - SENIOR SECURED CONVERTIBLE DEBENTURES

Effective January 8, 2008, our interest in the Fayetteville Shale Project was foreclosed upon through assignment to the holders of our Secured Convertible Debentures of our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the Secured Convertible Debentures, which totaled $28.8 million representing both principle and accrued interest were extinguished and certain mutual releases were provided.

Background description of our Secured Convertible Debentures

Effective as of July 30, 2007, we entered into a recapitalization transaction (the Recapitalization) involving the retirement of debentures and warrants issued during 2006 in exchange for new secured convertible debentures (the “Secured Convertible Debentures”) and associated warrants (the “2007 Warrants”).

The Secured Convertible Debentures had an aggregate principal amount of $27.8 million, were subject to interest at 8 % per annum, and had a maturity date on the second anniversary of their issuance, subject to the right of the holders to require us to repurchase one-third of the outstanding principal amount due on each of the fifteenth and twenty-first month anniversaries of the date of issuance.  Interest payments and expenses associated with issuance were due on the maturity date.  The Secured Convertible Debentures were convertible into 111,038,016 shares of our common stock at a conversion price of $0.25 per share, subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like.  The 2007 Warrants granted as part of the recapitalization are exercisable into 77,902,597 shares of common stock at an exercise price of $0.01 per share (on a post-split basis).  The 2007 Warrants are subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like, and are not subject to the “full-ratchet” and “gross-up” anti-dilution features of the Warrants issued during 2006.  As a result of the Recapitalization, the unamortized debt discount and deferred financing costs were expensed.

The provisions of the Secured Convertible Debentures were evaluated pursuant to the terms of FAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring” and EITF-02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15” and were determined to represent a modification of debt rather than a constructive extinguishment and accordingly, no gain or loss on the exchange of the 2006 Debentures for the Secured Convertible Debentures has been recognized.

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

NOTE  8.   DISCONTINUED OPERATIONS

  ●   Foreclosure of our Fayetteville Shale Project interests.

Effective January 8, 2008, our interest in the Fayetteville Shale Project were foreclosed upon through assignment of our interest in Maverick Woodruff County, LLC (which held our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the Secured Convertible Debentures were extinguished in their entirety and certain mutual releases were provided. The balances and results related to our former subsidiaries Maverick Operating, LLC and in Maverick Woodruff County, LLC together with the related debt and interest obligation extinguished with foreclosure, are being reported as part of discontinued operations in the accompanying financial statements.  We recognized a gain of approximately $3.9 million for the quarter and nine months ended May 31, 2008 related to the disposal.

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

During November 2007, we sold our interest in our Colorado-based Whitewater project.  We initially sold a 30% interest in the project for $600,000, plus the pro rata assumption of all unpaid project costs since May 2006.  Thereafter, we sold the remaining 70% interest in the project to one of our Fayetteville Shale project partners for $200,000, the discharge of approximately $1.4 million owed to this partner, and the assumption of the remaining unpaid project costs since May 2006.  This asset was impaired to its expected realizable value of $2,000,000 in anticipation of a cash sale.  The combination cash and discharge of debt transaction resulted in a gain of approximately $450,000 for the quarter ended May 31, 2008.

We have accounted for the sale, transfer and cease of operations related to these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144 we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at May 31, 2008 as follows:

Discontinued Operations:	May 31,	August 31,
	2008	2007

Assets:
Oil & gas receivables and advances to operators and others	$3,503	$6,274
Unproved properties not being amortized, net	—	27,115,000
Total assets held for sale	3,503	27,121,274

Liabilities:
Accounts payable and accrued expenses	$—	$4,675,852
Asset retirement obligation	2,890	40,554
Short-term secured convertible debt	—	27,992,523
Total Liabilities of held for sale operations	$2,890	$32,708,929

	Three Months Ended
	May	May
	31, 2008	31, 2007
Oil and gas sales revenues	$57,785	$598,098
Cost and Expenses	(49,150)	(432,704)
Gain on sale of Barnett Shale assets*	—	23,144,109
Gain on extinguishment of trade payable	—	—
Gain on extinguishment of debt	1,999	—
Gain on sale of Whitewater assets	3,621	—
Net income from discontinued operations before minority interest	$14,255	$23,309,503

	Nine Months Ended
	May	May
	31, 2008	31, 2007
Oil and gas sales revenues	$57,785	$2,272,606
Cost and Expenses	(270,499)	(1,779,413)
Gain on sale of Barnett Shale assets*	—	23,144,109
Gain on extinguishment of trade payable	1,676,845	—
Gain on extinguishment of debt	3,952,389	—
Gain on sale of Whitewater assets	456,292	—
Net income from discontinued operations before minority interest	$5,872,812	$23,637,302

* Does not include minority interest of $9,878,271 at May 31, 2007.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

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

NOTE 10.   SUBSEQUENT EVENTS

On March 26, 2008, our board of directors approved a reduction in the number of issued and outstanding shares of the Company's common stock, $.001 par value per share, on a 1 for 50 basis (“Reverse Split”), subject to stockholder approval.  The Company is currently in the process of obtaining the requisite approvals required to consummate the Reverse Split.

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

We have incurred significant losses since our inception. During fiscal years 2007 and 2006, we recognized losses to common stockholders of $11,333,825 and $21,529,473, respectively. For the nine months ended May 31, 2008, our loss from continuing operations was $2,421,343 and we had an accumulated deficit of $58,758,137.

Cessation of Oil and Gas Operations

We were unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We were also unable to secure additional funding for our operations.  Accordingly, by January 31, 2008, we terminated all of our oil and gas personnel and terminated most of the balance of our administrative and executive personnel.

Even though we were able to successfully compromise significant financial obligations to the vendors and suppliers to our former Fayetteville Shale project, one of our former Fayetteville Shale partners, and to an existing claimant involving our former Fayetteville Shale project, as of the beginning of our second quarter, our existing capital resources were not sufficient to maintain our operations beyond the short term.  In the longer-term, we would not have been able to satisfy the amounts which would have become due under our senior secured convertible debentures, for which, as of November 30, 2007, we were obligated to repay the principal amount of approximately $27.8 million plus accrued interest.

On December 4, 2007, we received notices of default from the holders of our Secured Convertible Debentures. Subsequently on December 17, 2007, we entered into a Strict Foreclosure Agreement with the original holders of our Secured Convertible Debentures and the transferees of their interests under the Secured Convertible Debentures (the "Transferees"). Under the Strict Foreclosure Agreement, effective as of January 8, 2008, the Transferees foreclosed upon our interest in the Fayetteville Shale Project through assignment of our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under Secured Convertible Debentures were extinguished in their entirety and certain mutual releases were provided.

We believe that the foreclosure transaction was in our best interest as we have extinguished over $28 million of senior secured indebtedness together with accrued interest, while we were able to retain a modest amount of cash and avoid, in the short-term, an otherwise likely bankruptcy filing.  Furthermore, the foreclosure process extricated us from the Fayetteville Shale project, which otherwise would have required significant additional funding (which we were been unable to secure) and whose geologic outcomes was subject to uncertainty.

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

For the Three Months Ended May 31, 2008 and May 31, 2007

We realized revenues from continuing operations of $19,195 for the three months ended May 31, 2008 as compared to $40,939 for the comparable prior year period.

We generated a net loss of $301,027 for the three months ended May 31, 2008, as compared to a net income of $22,388,817 for the comparable prior year period.  General and Administrative and Net Other Expense of $315,370 were the primary reason for the loss for the period ended May 31, 2008.  For the  three month period ended May 31, 2007, the gain on the sale of the Barnett Shale assets of  $13,265,838, net of minority interest, and a gain on the mark to market of derivative liabilities associated with our convertible debentures and related warrants  of $10,961,473 were the primary contributors to the gain. EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis.  This was a non-cash accounting event and did not represent a current or future cash requirement of the Company and as such had no impact on liquidity.  This convention caused non-cash expense to be realized during periods when our share price rose and non-cash income to be recognized when our share price fell.  This accounting treatment did not impact operating income.  Effective July 30, 2007, we entered into a Recapitalization involving the retirement of the debentures and warrants issued by us during 2006 in exchange for new secured convertible debentures and warrants.  These new instruments are not subject to EITF-00-19 and FAS 133 accounting treatment.

Operating loss from continuing operations before other income (expense) for the three month period ended May 31, 2008 was $394,735 as compared to a loss of $1,744,182 for the comparable prior year period.  General and administrative expenses of $394,832 for the three month period ended May 31, 2008, were $1,352,260 lower than general and administrative expenses of $1,747,083 for the comparable prior year period.  The lower general and administrative expenses are reflective of reductions of staff and associated expenses.

 For the Nine Months Ended May 31, 2008 and May 31, 2007

We realized revenues from continuing operations of $58,763 for the nine months ended May 31, 2008, as compared to $70,543 for the comparable prior year period.

We generated net income of $3,451,469 for the nine months ended May 31, 2008 as compared a net loss of $6,815,494 for the comparable prior year period.   A gain associated with the extinguishment of debt of $3,952,390 more than offset general and administrative expenses of $1,645,970 and interest expense and discount amortization of $797,641.  For the period ended May 31, 2007, a gain on the mark to market of derivative liabilities associated with our convertible debentures and related warrants of $18,515,950 was more than offset by $4,723,324 of general and administrative expenses  and interest expense and discount amortization of  $34,284,517.  EITF-00-19 and FAS 133 require that certain financial instruments that meet certain conditions be treated as derivatives with embedded liabilities and must be established as a liability on the balance sheet and marked to market through the income statement on a regular basis.  This was a non-cash accounting event and did not represent a current or future cash requirement of the Company and as such had no impact on liquidity.  This convention caused non-cash expense to be realized during periods when our share price rose and non-cash income to be recognized when our share price fell.  This accounting treatment did not impact operating income.  Effective July 30, 2007, we entered into a Recapitalization involving the retirement of the debentures and warrants issued by us during 2006 in exchange for new secured convertible debentures and warrants.  These new instruments are not subject to EITF-00-19 and FAS 133 accounting treatment.

Operating loss before other income (expense) for the nine month period ended May 31, 2008 was $1,738,471 as compared to a loss of $4,874,218 for the comparable prior year period.  General and administrative expenses of $1,645,970 for the nine month period ended May 31, 2008, were $3,077,354 lower than general and administrative expenses of $4,723,324 for the comparable prior year period.  The lower general and administrative expenses are reflective of reductions of staff and associated expenses.

Discontinued operations

Net income from Discontinued Operations for the three and nine month periods ended May 31, 2008 was $14,255 and $5,872,812 respectively.  The nine month earnings reflect gains associated with the settlement of trade payables and the extinguishment of our Secured Convertible Debentures .  The net income for the three and nine month periods ended May 31, 2007 were $23,309,503 and $23,637,302 and are reflective of the gain on the sale of the Barnett Shale assets and earnings on these assets for the period.  The minority interest on these earnings and gains was $9,478,588 and $9,878,271 respectively.

Liquidity and Capital Resources

Net cash used in operations from continuing activities was $929,560 for the nine month period ended May 31, 2008.  The primary use of the cash was to fund administrative expenses and to settle trade payables.   There was no net cash provided by investing activities for the period compared to funds used of $110,429 for the comparable prior year period.

There were no financing activities during the nine month period ended May 31, 2008, compared to $10,272,699 of cash used during the comparable prior year period.  Prior year cash was used to satisfy $17,167,699 of debt repayment and penalties and was offset by the sale of secured convertible debentures on November 16, 2006 with net proceeds of $5,850,000 and an issuance of common stock and warrants on December 19, 2006 with net proceeds of $1,045,000.

Net Cash Flow used by Discontinued Operations was $674,144 for the nine month period ended May 31, 2008 compared to net cash provided in the prior year period of $13,691,975.

Our net working capital deficit of $179,714 as of May 31, 2008, decreased by $31,443,023 versus the August 31, 2007, deficit of $31,622,737.  The decrease is primarily attributed to the extinguishment of debt and trade payables for cash and stock during the period.

On December 4, 2007, we received a notice from each of the holders of our Secured Convertible Debentures that certain events of default had occurred under the Secured Convertible Debentures dated July 30, 2007. Under the terms of the Secured Convertible Debentures, we had an obligation to redeem the holder's Debentures together with accrued interest.  As of November 30, 2007, there was an aggregate total of approximately $28.6 million in principal and accrued interest outstanding under the Secured Convertible Debentures. We did not have the resources to pay that amount.

As of December 17, 2007, we entered into a Strict Foreclosure Agreement with the original holders of our Secured Convertible Debentures and the transferees of their interests under the Secured Convertible Debentures (the "Transferees").  Under the Strict Foreclosure Agreement effective as of January 8 2008, the Transferees foreclosed upon our interest in the Fayetteville Shale Project through assignment of our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the Secured Convertible Debentures were extinguished and certain mutual releases were provided.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Rating Risk.  As of May 31, 2008 we had  $359,043 in cash and cash equivalents, and short term investments.  At May 31, 2008, approximately $72,667 was held in our operating accounts to be used for general corporate purposes, and $250,000 was invested in overnight repurchase agreements, 100% collateralized with AAA rated US Government Securities.  Based on sensitivity analysis performed on the financial instruments held as of November 30, 2007, an immediate 10% change in interest rates is not expected to have a material effect on our near term financial condition or results.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of May 31, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

On March 26, 2008, our board of directors approved a reduction in the number of issued and outstanding shares of the Company's common stock, $.001 par value per share, on a 1 for 50 basis, subject to stockholder approval (the “Reverse Split”).  The Company is currently in the process of obtaining the requisite approvals required to consummate the Reverse Split.

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

Date: July 10, 2008	MAVERICK OIL AND GAS, INC. /s/ John Ruddy John Ruddy Chief Executive Officer (Interim) Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.