Form 10-K
period 2008-08-31
MAVERICK OIL & GAS, INC.
filed 2008-12-16
CIK 1193159

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended August 31, 2008

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

(954) 463-5707

 Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [    ]   No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  [    ]   No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]                                                         Accelerated Filer [   ]

Non-Accelerated Filer  [   ]                                                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]   No  [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 28, 2009 (the last day of registrant’s most recently completed second fiscal quarter) was $1,535,857.

As of December 12, 2008, 2,362,903 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

PART I

PART II

PART III

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in Part I Item 1A of this report and our other filings with the United States Securities and Exchange Commission.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

PART I

ITEM 1. BUSINESS

General; Discontinued Former Oil and Gas Operations.

Maverick Oil and Gas, Inc. (the “Company,” “we” or “us”) was incorporated in June 2002.  From 2004 through January 2008 we were an early stage independent energy company seeking to find and develop oil and gas reserves.  Following the sale in April 2007 of our interest in the Barnett Shale play in Wise County, Texas, we were unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We were also unable to secure additional funding for our operations. These factors led to the  foreclosure on our last remaining project, the Fayetteville Shale project, in January 2008. Following the foreclosure process, we  terminated most of our personnel and ceased all oil and gas related operations as we exited from the oil and gas business into the business of managing an inactive shell company whose objective is to identify business opportunities and financing that may be suitable for a public Company. However, our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term. There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company. If we are unable to execute on our business plan within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

We have continued to incur significant losses since our inception. During fiscal years 2007 and 2006, we recognized losses to common stockholders of $11,333,825 and $21,529,473, respectively. For the fiscal year ended August 31, 2008, our net loss from continuing operations was $2,565,008 and we had an accumulated deficit of $58,886,571 as of August 31, 2008.

Our principal offices are located at 300 SE 2nd Street, Suite 860, Fort Lauderdale, Florida 33301. Our telephone number is 954-463-5707 and our fax number is (954) 463-6265.

Employees and Consultants

During January 2008, we terminated all personnel involved in oil and gas operations.  We presently employ our Chief Executive Officer on a part time basis and contract accounting support on an as needed basis.

Current Business Plan

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

Most acquisitions of private operating companies by public shell companies are completed by way of merger pursuant to which the stockholders of the private company acquire a substantial majority of the issued and outstanding shares of the pubic company after the merger is completed.   These transactions are often referred to as “reverse acquisitions” or “reverse mergers” and generally result in substantial additional dilution to the ownership interests of the stockholders of the public company.  If any transaction is structured in this manner, our stockholders will suffer substantial dilution.  We may complete such an acquisition upon the sole determination of management without any vote or approval by our stockholders.  In certain circumstances, however, it may be necessary to call a stockholders' meeting and obtain approval of our stockholders, which may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.  Most likely, we will seek to structure any such transaction so as not to require stockholder approval.

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

We have ceased all oil and gas operations and, with the exception of a part-time relationship with our current Chief Executive Officer, have terminated all of our personnel. Our remaining assets, consisting only of a modest amount of cash, will only be sufficient to support our plan of operations for the short-term. We will seek business opportunities and related financing that may be suitable investments for the Company. There can be no assurances that we can identify an appropriate business opportunity, and even if we can, there can be no assurance that financing will be available to us. If we are unable to obtain funds when we need them or if we cannot obtain funds on terms favorable to us within the short-term, we may not be able to maintain our operations as a going concern.  In this regard, our independent registered public accounting firm has included a paragraph in its audit report on our financial statements as of August 31, 2008 and for the year then ended, raising substantial doubt about our ability to continue as a going concern.

We discontinued oil and gas operations, will not generate any revenue unless we complete a business combination with an operating company, and need additional capital to fund our activities.

We have experienced net losses from operations in each fiscal quarter since our inception, and we expect to continue to incur losses for the foreseeable future.  As we have transitioned our business model, unless we complete a business combination with an operating company, we will not generate any revenues in the future and we will continue to incur expenses related to identifying and acquiring an operating company and compliance with our reporting obligations under applicable federal securities laws.  We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all.  If we cannot raise funds on acceptable terms, we may not be able to continue to execute our plan to acquire an operating company and in the extreme case, liquidate the Company.

We may not be able to acquire an operating company and if we complete such an acquisition, we expect that we will need to raise additional capital.

 Our sole business objective is  to seek to identify business opportunities.  As of the date of this report, we have not  identified any operating companies as potential acquisition targets and have not commenced any discussions or entered into any agreement to acquire an operating company.  There can be no assurance that we will be able to identify a suitable operating company to acquire or complete such an acquisition. Furthermore, our ability to execute on this business model may be subject to material doubt as our management team will likely be limited to one part-time individual who will have minimal cash resources to support operations for more than the short-term.  In the event that we complete such an acquisition, we expect that we will need to raise substantial additional capital.  We intend to rely on external sources of financing to meet any capital requirements and to obtain such funding through the debt and equity markets.  We cannot provide any assurances that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all.  If we fail to obtain such necessary funding, any such acquisition may not be successful.

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

The initial sale or secondary resale of substantial amounts of our common stock in the public markets could have an adverse effect on the market price of our common stock and make it more difficult for us to sell our equity securities in the future at prices which we deem appropriate. We have over 1.7 million shares of our common stock that may be issued in the future upon the conversion or exercise of outstanding options and warrants.  The entry of this substantial number of shares into the public market, or the mere expectation of the entry of those shares into the market could adversely affect the market price of our common stock and could impair our ability to obtain capital through securities offerings.

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

We have less than 15 shareholders who in the aggregate own and control approximately 49.5% of our outstanding common stock.  In addition, the two former holders of our Secured Convertible Debentures, have the right to acquire an aggregate of approximately 1,540,000 shares of our common stock should they exercise all of their warrants and hold the shares of common stock received upon such exercise. This would equate to approximately 39% of our outstanding common stock, after giving effect to such issuance. However, the terms of these warrants prohibit each holder from exercising the warrants, on less than sixty days notice, to the extent such conversion or exercise would cause such holder to beneficially own in excess of 2.49% of our outstanding common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of this assessment by our independent registered public accountants.  The SEC has extended the compliance dates for smaller public companies, including us, such that the annual assessment of our internal controls requirement will first apply to our annual report for our first fiscal year ending August 31, 2008 and that the first attestation report of our assessment that our independent registered public accounting firm will need to complete will be required in connection with the preparation of our annual report for our fiscal year ending August 31, 2010.  Compliance with these rules will require us to incur increased general and administrative expenses and management attention.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal controls over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 2. PROPERTIES

Our executive offices consist of approximately 3,284 feet of leased office space located at 300 SE 2nd Street, Suite 860, Ft. Lauderdale, FL 33301.

Oil and Gas Properties

We have disposed of virtually all of our interests in oil and gas properties, and no longer hold any interest of material value. Therefore, we have omitted any reference to our gross and net developed and undeveloped oil and natural gas acreage under lease as of August 31, 2008, as well as related reserves, production and drilling activities, as such information would provide no meaningful disclosure.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “MAVO.OB” The following table set forth the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during our fiscal years ended August 31, 2008 and 2007, as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.  Effective October 24, 2008, our common shares outstanding were subject to a reverse stock split in the ratio of 50:1.  The prices below reflect the reverse stock split and therefore have been adjusted on a 50 for 1 basis. The last price of our common stock as reported on the OTC Bulletin Board on December 12, 2008 was $0.15 per share.

	High	Low
FISCAL YEAR ENDED AUGUST 31, 2008
Quarter Ended August 31, 2008	$1.95	$0.50
Quarter Ended May 31, 2008	$4.00	$0.23
Quarter Ended February 29, 2008	$1.15	$1.35
Quarter Ended November 30, 2007	$2.50	$0.95

FISCAL YEAR ENDED AUGUST 31, 2007
Quarter Ended August 31, 2007	$4.00	$1.00
Quarter Ended May 31, 2007	$13.00	$2.50
Quarter Ended February 28, 2007	$15.50	$5.25
Quarter Ended November 30, 2006	$29.00	$9.00

Holders

As of December 12, 2008, there were 143 shareholders of record of our common stock. However, based upon broker-inquiry conducted in conjunction with our recent reverse stock split, we believe that there are a substantial number of additional beneficial owners of our common stock.

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

Overview and Recent Transactions

From 2004 through January 2008 we were an early stage independent energy company seeking to find and develop oil and gas reserves.  Following the sale in April 2007 of our interest in the Barnett Shale play in Wise County, Texas, we were unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We were also been unable to secure additional funding for our operations.

These factors led to the foreclosure on our last remaining project, the Fayetteville Shale project, in January 2008. Following the foreclosure process, we terminated most of our personnel and ceased all oil and gas related operations as we exited from our former oil and gas business into the business of managing an inactive shell company whose objective is to identify business opportunities and financing that may be suitable for a public company. However, our remaining cash assets will only be sufficient to sustain us as an inactive company for the short-term. There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company. If we are unable to execute on our business plan within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

In October 2008, we completed a 1:50 reverse split of our common stock, which was authorized by a majority of our stockholders.  As a result, the number of outstanding shares of common stock was reduced to approximately 2.4 million while the number of authorized shares of our common stock has remained the same.  All common stock share amounts and common stock per share amounts have been restated to reflect the 1:50 reverse split as if it had occurred at our inception.

We have continued to incur significant losses since our inception. During fiscal years 2007 and 2006, we recognized losses to common stockholders of $11,333,825 and $21,529,473, respectively. For the fiscal year ended August 31, 2008, our net loss from continuing operations was $2,565,008 and we had an accumulated deficit of $58,886,571 as of August 31, 2008.

Plan to Acquire an Operating Company

As we have ceased all oil and gas operations, our assets consist primarily of a modest amount of cash.  Our operations consist solely of attempting to identify and completing a business combination with an operating company and complying with our reporting obligations under federal securities laws.  We anticipate that the selection of a business combination will be complex and subject to substantial risk.  Based on general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking access to the capital markets and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to incentivize key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Results of Operations.

Year ended August 31, 2008 compared to year ended August 31, 2007

We realized revenues from continuing operations of $62,140 for the twelve month period ended August 31, 2008, compared to revenues of $144,744 for the comparable prior year period.

We incurred a net loss from continuing operations of $2,565,008 for the twelve month period ended August 31, 2008 compared to a net loss from continuing operations of $26,463,979 for the twelve month period ended August 31, 2007.  Non-cash charges were the largest single component of our losses for the prior year period.  Our loss from continuing operations before other income (expense) for the twelve month period ended August 31, 2008 was $1,781,583 compared to a loss from continuing operations of $10,495,528 for the comparable prior year period.

Total operating expenses from continuing operations were $1,843,723 for the twelve month period ended August 31, 2008, as compared to $10,640,272 for the twelve month period ended August 31, 2007.

General and administrative expenses were $1,678,967 for the twelve month period ended August 31, 2008, as compared to $5,907,050 for the twelve month period ended August 31, 2007. Non-cash share based compensation expense was $272,043 and $1,357,920 for the twelve month periods ended August 31, 2008 and 2007, respectively.  The year to year decrease in general and administrative expenses is reflective of staff reductions and lower professional fees due to the decline in business activity during the year ended August 31, 2008.

Non-cash charges from continuing operations for the twelve month period ended August 31, 2008 of $1,220,107 included $272,043 of share based compensation expense, $86,440 of depletion, depreciation and amortization, $5,983 of loss on sale of assets, and $797,641 of non-cash interest expense.

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

Discontinued operations
For the period ended August 31, 2008 we had a gain from discontinued operations of $5,888,043.  This gain is primarily the result of $5,629,234 in gains from the extinguishment of debt and trade payables associated with the Fayetteville Shale project. The earnings for the twelve month period ended August 31, 2007 from the Barnett Shale assets prior to its sale and the gain on the sale resulted in a gain on discontinued operations of $24,526,644 gross and $15,166,154 net to us after minority interest.

Year ended August 31, 2007 compared to year ended August 31, 2006

We realized revenues from continuing operations of $144,744 for the twelve month period ended August 31, 2007, compared to revenues of $906,357 for the comparable prior year period.

We incurred a net loss to common stockholders of $11,333,825 for the twelve month period ended August 31, 2007 compared to a net loss of $21,529,473 for the twelve month period ended August 31, 2006.  Non-cash charges were the largest component of our losses for both periods.  Our loss from continuing operations before other income (expense) for the twelve month period ended August 31, 2007 was $10,495,528 compared to a loss from continuing operations of $13,983,043 for the comparable prior year period.

Total operating expenses for continuing operations were $10,640,272 for the twelve month period ended August 31, 2007, as compared to $14,889,400 for the twelve month period ended August 31, 2006.  General and administrative expenses were $5,907,050 for the twelve month period ended August 31, 2007, as compared to $12,681,676 for the twelve month period ended August 31, 2006. Non-cash share based compensation expense of $1,357,920 and $5,316,690 for the twelve month periods ended August 31, 2007 and 2006, respectively, was a major component of general and administrative expense.  The year to year decrease in other general and administrative expenses is reflective of the winding down of business activities.  Non-cash expenses from continuing operations of $20,256,750 for the twelve month period ended August 31, 2007 included $1,357,920 of share based compensation, $252,355 of depletion, depreciation and amortization, $34,191,942 of non-cash interest expense, $755,111 of exploration expense, $2,271,313 of impairment charges, $1,396,865 of lease termination expense, which was offset by income of $19,968,756 associated with the conversion feature of  our January 2006 Debentures, June 2006 Debentures, November 2006 Debentures, and the Warrants associated with those debentures classified as derivative liabilities. Of the non-cash interest expense, $28,004,623 is the result of accelerating the amortization of the debt discount and deferred financing costs in the second quarter pending the restructuring of the remaining 2006 debentures, which was consummated with the July 31, 2007 recapitalization. Another impact of the recapitalization is that the conversion feature of the recapitalized debt and associated warrants no longer qualify as derivative instruments with embedded liabilities under EITF-00-19 and FAS 133 and consequently, the remaining derivative liability of $387,715 at July 31, 2007 was reclassed to additional paid-in-capital. The impairment charges of approximately $2.3 million consisted primarily of $1.8 million for Zapata county wells and the reduction in carrying value of approximately $0.4 million for the Whitewater assets to expected market related value.  Exploration charges were primarily for the G.L. Morris well in Fayetteville Shale Project. The approximate $1.4 million lease termination expense represents the loss of certain Fayetteville Shale Project leases for failure to execute on drilling commitments. Non-cash charges for the twelve month period ended August 31, 2006 of $1,845,073 included $5,316,690 of share based compensation, $625,436 of depletion, depreciation and amortization, $5,894,163 of non-cash interest expense, $1,488,339 exploration expense, and income of $11,479,555 associated with those debentures classified as derivative liabilities at that time.

Liquidity and Capital Resources

Net cash used in operations was $1,026,959 for the twelve month period ended August 31, 2008.  The primary use of this cash was to fund the operating loss.  There was no net cash used or provided by Investing or Financing activities for the period as compared to net cash used of $2,863,417 for Investing and $10,272,699 used for Financing activities for the comparable prior year period.

Net cash used by Discontinued Operations was $728,620 for the twelve month period ended August 31, 2008 compared to net cash used of $21,873,803 provided for the comparable prior year period.  Proceeds from the sale of the Barnett Shale Assets, net of minority interest, was the primary contributor to prior year cash flow.

We had net working capital deficit of $380,359 as of August 31, 2008 a decrease of $31,242,378 as compared to the August 31, 2007 deficit of $31,622,737.  The decrease was primarily attributed to the repayment of our secured long term debentures, the payment of $285,738 of trade payables, and a $1,755,604 reduction of cash.

Off-Balance Sheet Arrangements

As of August 31, 2008, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Successful Efforts Accounting

Prior to our business restructuring, we utilized the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charge to expense when incurred.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of August 31, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principals.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act ) that occurred during the fiscal quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Below is certain information regarding our directors and executive officers.

Name	Age	Position Held
John A. Ruddy	61	Chief Executive Officer and Director

John A. Ruddy has served as our Chief Financial Officer since March 2005 and was appointed Chief Executive Officer and Director in December 2007. Mr. Ruddy has over 30 years of experience in the oil and gas industry. From October 2003 until March 2005 he served as Chief Financial Officer of Hurricane Energy, LLC. From December 1996 to September 2003, Mr. Ruddy was the Chief Financial Officer of the Sunoco Marketing Division. From 1993 to 1996, he was the Chief Financial Officer for Sunoco’s International Exploration and Production division. Mr. Ruddy spent 25 years with Sunoco, Inc., the largest independent refining and marketing company in the U.S. Mr. Ruddy has extensive experience in acquisitions and divestments in both the upstream and downstream areas, having participated in transactions valued in excess of $1.5 billion during his career.

Directors’ Term of Office

Directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.

Audit Committee of the Board of Directors

In light of the recent restructuring of our operations, the audit committee was eliminated and, as such, our full board of directors acts as our audit committee.

No member of our board of directors is an “audit committee financial expert.”  We currently have no employees.  John A. Ruddy, our sole executive officer and member of our board of directors, is actively involved in our operations.  We conduct minimal operations, have limited financial resources and expect that we would have to expend significant financial resources, including obtaining and maintaining directors and officers liability insurance, to attract and retain an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-B promulgated under the Securities Act.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

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

Our Code of Business Conduct and Ethics is available without charge upon written request directed to John Ruddy, Chief Executive Officer, Maverick Oil and Gas, Inc., 300 SE 2nd Street, Suite 860, Fort Lauderdale, Florida 33301.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”), requires our officers and directors and persons who own more than ten percent (10%) of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such officers, directors and ten percent (10%) stockholders are also required by applicable SEC rules to furnish to us copies of all forms filed with the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, we believe that during fiscal 2008 all reporting persons timely complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table reflects total compensation for our named executive officers whose compensation exceeded $100,000 during the fiscal year ended August 31, 2008 and August 31, 2007.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		All other compensation ($)		Total ($)
John A. Ruddy, CEO/ CFO	2008 2007	$ $	156,279 268,745	$ $	0 62,000	$ $	27,556 0	$ $	183,835 330,745
Stephen M. Cohen, Interim CEO – Corporate Counsel (1)	2008 2007	$ $	70,000 260,000	$ $	0 87,500	$ $	50,853 $30,785	$ $	120,853 $378,285

(1)	Mr. Cohen was terminated in November 2007 in connection with the restructuring of the Company’s operations and received a severance payment in the amount of $50,853 in December 2007.

Executive Compensation Employment Agreements/Separation Agreements

We previously entered into written employment agreements with each of our executive officers, which provided for various benefits, including severance payable under certain circumstances. These employment agreements were designed to promote stability and continuity among our senior management team. A complete description of these agreements is set forth below under the caption “Description of  Employment Arrangements”

As described in more detail elsewhere in this report, in April 2007, we sold our Barnett Shale project in consideration of gross cash proceeds of $35.5 million.  More recently, we have been unable to satisfy our obligations with respect to our Fayetteville Shale project, have substantially reduced our oil and gas operations, and our senior secured creditor has commenced foreclosure action on our Fayetteville Shale project and other oil and gas assets.  In light of the foregoing, in November 2007 we terminated the employment agreements with our interim chief executive officer and chief financial officer.  In connection with such terminations, on December 14, 2007 we entered into separation agreements and mutual releases with our executive officers pursuant to which we have agreed to pay one-time termination payments of $50,853 to Mr. Cohen and $27,556 to Mr. Ruddy.  These amounts equal approximately 20% of the amounts due to each of our executive officers under their respective employment agreements.  We arrived at these amounts as they are substantially equal, on a percentage basis, to the settlement payments we made to our unsecured creditors in connection with the wind down of our oil and gas operations.

Given the recent restructuring of our business operations, we do not expect to enter into any material compensation arrangements with our executive officers in 2008.

Description of Employment Arrangements

On March 9, 2005, we entered into an employment agreement with John A. Ruddy, our Chief Executive Officer. This agreement had a five-year term and requires us to pay Mr. Ruddy a base annual salary of $215,000. Under this agreement, we granted Mr. Ruddy an option to purchase up to 24,600 shares of our common stock at an exercise price of $119.75 per share, vesting in equal installments on each of the first five anniversaries of the date of his employment agreement. The agreement provided that if we terminated Mr. Ruddy’s employment without cause (as defined in the agreement) or by reason of his death or disability, we would be required to pay Mr. Ruddy his base salary and benefits, not including additional compensation, for a period of six months from the effective date of termination or until the term of the agreement expires, whichever period is shorter, and the options we granted Mr. Ruddy in the agreement will continue to vest through this severance period.

On November 30, 2007, in conjunction with the winding-down of our operations, we terminated Mr. Ruddy’s employment agreement.  In connection with such termination, on December 14, 2007, we entered into a Separation Agreement with Mr. Ruddy.  Under the Separation Agreement, we have agreed to pay Mr. Ruddy a one time termination payment of $27,556 (which represents a significant discount from the $137,778 provided for under his employment agreement in the event of a termination without cause) and execute a mutual release with Mr. Ruddy.  Mr. Ruddy continued providing full-time services to us on an at-will basis through January 31, 2008 and has since worked in a part-time capacity at a rate of $8,500 per month.

Change in Control Arrangements

If our Stock Incentive Plan is terminated as a result of or following a “Change in Control,” as that term is defined in the Stock Incentive Plan, all participants in the Stock Incentive Plan are credited with an additional six months of service for vesting purposes.  Mr. Ruddy holds options and restricted shares under the Stock Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised stock options, unvested restricted stock, and equity incentive plan awards for each named executive officer outstanding as of August 31, 2008:

	Option awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
John A. Ruddy	24,600	9,840	$131	3/10/2010(1)	1,600	(1)	$1,520	(2)

(1)	The stock options were granted on 3/8/2005 and vest in 5 equal annual installments over a 5 year period.
(2)	Based on $0.95 per share, the last sales price of our common stock on August 29, 2008 as reported on the OTCBB.

Director Compensation

The following table sets forth the compensation for 2008 for those persons who served as members of our Board of Directors during the fiscal year ended August 31, 2008:

Name(1)	Fees earned or paid in cash ($)	Total ($)
David Preng(2)	$10,000	$10,000
Matthew Fitzgerald(3)	$10,000	$10,000
Lance Johnson(2)	$10,000	$10,000
Andre Rucigaj(3)	$10,000	$10,000

(1)	John Ruddy is not listed in the above table because he does not receive any additional compensation for serving on our board of directors.
(2)	Messrs. Preng and Johnson resigned from the board of directors on December 31, 2007.
(3)	Messrs. Fitzgerald and Rucigaj resigned from the board of directors on December 17, 2007.

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

Name and Address	Number of shares beneficially owned		Percent of Class

John A. Ruddy	39,227	(1)	1.6%
Line Trust Corporation Limited 57/63 Line Wall Road P.O. Box 199 Gibraltar	400,000	(2)	16.9%
M.V. Oil and Gas Company Box 751 Providenciales Turks & Caicos	380,000	(3)	16.1%

All officers and directors as a group (1 person)	39,227		1.6%

(*) Less than 1%

(1) Mr. Ruddy is currently the Company’s sole officer and director.  The shares reflected in the foregoing table include 23,400 shares directly owned by Mr. Ruddy, as well as 14,760 shares issuable under stock options that are currently exercisable at an exercise price of $119.75 per share and 1,067 restricted shares. Does not include: (i) 98,400 shares issuable upon exercise of stock options granted during March 2005 with an exercise price of $119.75 per share that are not currently exercisable; and (ii) 533 shares of restricted stock which will vest in February 2009.

(2) Line Trust Corporation Limited (“Line Trust”), The Aktiva Diversified Trust (“Aktiva”), and AltaFin, BV (“AltaFin”) have filed a Schedule 13D (the “Schedule 13D”) as members of a “group” (as that term is used in Section 13(d)(3) of the Exchange Act with respect to these shares. Aktiva has the beneficial ownership of 360,000 of these shares and AltaFin has the beneficial ownership of 40,000 of these shares. Line Trust is the independent sole trustee of Aktiva. Line Trust is also the independent sole trustee of a trust that owns all of the stock of AltaFin and of a trust that directly or indirectly holds all of the shares of AltaFin’s corporate managing director. Line Trust has disclaimed beneficial ownership of these shares, except to the extent of any indirect pecuniary interest therein. The foregoing information is based upon the Schedule 13D. The class of beneficiaries of the trusts described in this note currently includes Darko Horvat and his family members. (3) Based upon information provided to us, we have been advised that these shares are beneficially owned indirectly by David Stevenson, c/o KDS Capital, 53 Davies Street, Mayfair, London W1K 5JH, U.K.

The foregoing table does not include additional shares of common stock that may in the future be issuable to each of the two holders of our Secured Convertible Debentures upon conversion of their Secured Convertible Debentures and/or exercise of their associated Debenture Warrants. The terms of their separate agreements with the Company prohibit each of them from converting their Secured Convertible Debentures and/or exercising their Debenture Warrants to the extent that conversion and/or exercise would otherwise result in either of them beneficially owning more than 2.49% of our shares. However, either holder can increase or waive such percentage limitation on more than 60 days notice. Accordingly, it is possible that following such notice, either or both of such holders could beneficially own more than 5% of our shares. Without regard to any such percentage limitation, we may in the future be caused to issue up to approximately 2.8 million shares to one of our holders of Secured Convertible Debentures, and up to .94 million shares to the other holder of our Secured Convertible Debentures.

Equity Plan Information

The following table sets forth information, as of August 31, 2008, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	69,680	(1)	$98	69,680 (4)
Equity compensation plans not approved by security holders	9,000	(3)	$75

Total	78,680		$86.50	69,680

(1)
The Stock Incentive Plan covering up to 10 million shares was approved by our stockholders on January 27, 2006 . On December 7, 2006, our Stock Incentive Plan was amended to increase from 10 million to 15 million the number of options and stock awards available for issuance thereunder.

(2)
Includes 9,000 shares of common stock issuable upon the exercise of options granted to our former chief executive officer and the former manager of our treasury and accounting functions prior to the adoption of the Stock Incentive Plan.

(3)	Represents shares which may be issued under options available for award under the Company’s Stock Incentive Plan as of August 31, 2008.

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

In addition to the stock options covered by the Stock Incentive Plan, the Company has outstanding options to purchase 9,000 shares of common stock. Options granted under the Plan have been granted subject to 20% annual vesting over a period of five years, contingent on continued service with the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors is responsible for reviewing and approving all related party transactions.  Before approving such a transaction, the Board of Directors takes into account all relevant factors that it deems appropriate, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances, and the extent of the related person’s interest in the transaction.  The Board’s policy regarding related party transactions is not in writing, but is the result of the oral consensus of the members of the Board.

Director Independence

Our Board of Directors currently consists of John A. Ruddy.  Pursuant to applicable rules of the SEC, the Board has adopted the definition of “independent director” as set forth in the American Stock Exchange, or AMEX, Company Guide.  In applying this definition, the Board has determined that Mr. Ruddy does not qualify as “independent directors” pursuant to AMEX Company Guide.

As of the date of the report, we do not maintain a separately designated audit, compensation or nominating committee.

Certain Transactions

On November 30, 2007, in conjunction with the winding-down of our operations, we terminated our employment agreements with Messrs. Ruddy and Cohen.  In connection with such termination, on December 14, 2007, we entered into a Separation Agreements with each of Messrs. Ruddy and Cohen.  Under the Separation Agreement, we agreed to pay a one time termination payments to Mr. Ruddy and Mr. Cohen of $27,556 and $50,853, respectively (which represent significant discounts from the $392,043 provided for under their employment agreements in the event of a termination without cause) and execute a mutual release with Mr. Ruddy and Mr. Cohen.  Mr. Ruddy continued to provide full-time services to us on an at-will basis through January 31, 2008 and has since continued on a part-time basis at a rate of $8,500 per month.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services performed by Malone & Bailey, PC for the audit of our annual financial statements for the fiscal years ended August 31, 2008 and 2007 and fees billed for other services rendered by it during those periods.

	2008	2007
Audit Fees:	$45,425	$170,734
Other Audit Related Fees:		20,130
Total:	$45,425	$190,864

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a complete list of Exhibits filed as part of this Registration Statement, which are incorporated herein:

       (a) Exhibits

Exhibit Number	Description
2.1	Plan and Agreement of Merger between the Registrant and Waterloo Ventures, Inc. (2)
3.1	Articles of Incorporation(1)
3.2	Amended and Restated By-Laws (4)
3.3	Certificate of Amendment to the Articles of Incorporation (3)
3.4	Certificate of Amendment to the Articles of Incorporation dated August 7, 2006(7)
3.5	Certificate of Amendment to the Articles of Incorporation dated October 24, 2008 (10)
4.1	Common Stock Purchase Warrant Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of October 26, 2005 (5)
4.2	Letter Agreement between Trident Growth Fund, LP and Maverick Oil and Gas, Inc. dated as of November 15, 2005, resulting in a modification to the warrant granted to Trident (6)
10.1	Warrant Certificate between the Registrant and AltaFin B.V. dated August 2, 2004(2)
10.2	Warrant Certificate between the Registrant and Trident Growth Fund, L.P. dated July 31, 2004(2)
10.3	The Registrant’s 2005 Stock Option Plan (6)
10.4	Securities Exchange Agreement dated as of July 30, 2007 (8)
10.5	Form of Warrant dated as of July 30, 2007(8)
10.6	Form of Registration Rights Agreement dated as of July 30, 2007 (8)
10.7	Form of Termination Letter dated as of July 30, 2007(8)
10.8	Form of Subscription Agreement dated as of October 7, 2007 (for the issuance of shares)(9)
14.1	Code of Business Conduct and Ethics(6)
21.1	Subsidiaries of the Registrant (11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(11)
32.1
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(11)

32.2
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)(11)

_____________________
(1)	Incorporated by reference to our Registration Statement on Form SB-2 filed with the Commission on October 4, 2002.
(2)	Incorporated by reference to our Annual Report on 10-KSB filed with the Commission on December 23, 2004.
(3)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on June 3, 2005.
(4)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on January 4, 2006.
(5)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on November 1, 2005.
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on November 29, 2005.
(7)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on August 10, 2006.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 31, 2007.
(9)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 17, 2007.
(10)	Incorporated by reference to our Current Report on Form 8-K filed with the Commission on October 21, 2008.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAVERICK OIL AND GAS, INC

Date: December 16, 2008	By:	/s/ John Ruddy
John Ruddy
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Ruddy	Chief Financial Officer,	December 16, 2008
John Ruddy	Principal Accounting Officer and Director

MAVERICK OIL AND GAS, INC. AND SUBSIDIARES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Maverick Oil and Gas, Inc. and Subsidiaries

Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Maverick Oil and Gas, Inc. and Subsidiaries as of August 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years then ended.  These financial statements are the responsibility of Maverick’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maverick, as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Maverick will continue as a going concern.  As discussed in Note 3 to the financial statements, Maverick has suffered recurring losses from operations, has negative working capital and was subjected to a default notice from its debenture holders that caused the Company to suspend its operations, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 15, 2008

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	August 31, 2008	August 31, 2007

Current Assets:
Cash and cash equivalents	$207,143	$1,962,747
Accounts Receivable	6,205	—
Total Current Assets	213,348	1,962,747

Property, Plant and Equipment:
Buildings, furniture and equipment, net of accumulated depreciation of $151,894 and $86,440 at August 31, 2008 and August 31, 2007, respectively.	56,352	108,064
Total Property, Plant and Equipment, Net	56,352	108,064

Other assets and prepaid loan fees	208,042	394,221

Oil and natural gas properties, successful efforts method of accounting:
Assets from discontinued operations	3,300	27,121,274
Total Assets	$481,042	$29,586,306

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$234,975	$520,713
Liabilities of discontinued operations	2,890	32,708,929
Other liabilities	355,842	355,842
Total Current Liabilities	593,707	33,585,484

Long-Term Liabilities:
Asset retirement obligation	3,300	3,300
Total Long-Term Liabilities	3,300	3,300

Total Liabilities	$597,007	$33,588,784

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 335,000,000 shares; 2,362,903 shares issued and outstanding at August 31, 2008 and 2,168,567 shares issued and outstanding at August 31, 2007	2,363	2,169
Additional paid-in capital	58,768,243	58,204,959
Accumulated deficit	(58,886,571)	(62,209,606)
Total Stockholders’ Equity (Deficit)	(115,965)	(4,002,478)

Total Liabilities and Stockholders’ Equity (Deficit)	$481,042	$29,586,306

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	August 31,
	2008	2007	2006
Oil and Gas Revenues	$62,140	$144,744	$906,357

Expenses:
Lease operating expenses	20,316	57,578	88,003
Exploration costs	—	755,111	1,488,339
Lease termination expense	58,000	1,396,865	—
Impairment of oil & gas properties	—	2,271,313	—
General and administrative	1,678,967	5,907,050	12,681,676
Depletion, depreciation and amortization	86,440	252,355	631,382
Total expenses	1,843,723	10,640,272	14,889,400

Loss from continuing operations before other income (expenses)	(1,781,583)	(10,495,528)	(13,983,043)

Other income (expenses):
Net change in fair value of derivatives	—	19,968,756	11,479,555
Interest expense & discount amortization	(797,641)	(36,024,244)	(6,293,097)
Debt prepayment penalty accrual	—	—	(7,500,000)
Interest income & others	14,216	87,037	100,730
Total other income (expenses)	(783,425)	(15,968,451)	(2,212,812)

Income (Loss) from continuing operations	(2,565,008)	(26,463,979)	(16,195,855)

Net income (loss) from operations of discontinued Barnett Shale operations, including gain on disposal of $22,881,122 at August 31, 2007	5,888,043	24,526,644	(6,720,857)

Income (Loss) before minority interest	3,323,035	(1,937,335)	(22,916,712)

Minority interest from discontinued operations	—	(9,396,490)	1,387,239

Net Income (Loss)	$3,323,035	$(11,333,825)	$(21,529,473)

See accompanying Notes to Consolidated Financial Statements.

 MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

	Years Ended August 31, (Amounts in thousands except per share information)
	2008	2007	2006
Basic Earnings (Loss) per common share
Income (Loss) from continuing operations before other income (expenses)	$0.76	$(4.92)	$(7.11)
Income (Loss) from discontinued operations	$2.51	$11.50	$(3.42)
Net income (loss) per common share	$1.41	$(5.31)	$(10.95)

Weighted average common shares outstanding--basic	2,348,524	2,133,112	1,966,246

	Years Ended August 31, (Amounts in thousands except per share information)
	2008	2007	2006
Diluted Earnings (Loss) per common share
Income (Loss) from continuing operations before other income (expenses)	$0.75	$(4.92)	$(7.11)
Income (Loss) from discontinued operations	$2.48	$11.50	$(3.42)
Net income (loss) per common share	$1.40	$(5.31)	$(10.95)

Weighted average common shares outstanding--diluted	2,373,124	2,133,112	1,966,246

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
 Years ended August 31, 2008 and August 31, 2007

	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Total Stockholders' Equity

Balance at August 31, 2006	2,038,268	$2,038	$53,641,873	$(50,875,781)	—	2,768,130
SFAS 123 (R) Share based compensation amortization	—	—	1,357,921	—	—	1,357,921
Common stock issued for interest expense payment	25,845	26	516,871	—	—	516,897
Issuance of warrants for services			130,968	—		130,968
Shares and Warrants issued for cash – PIPE Transaction	104,500	105	1,044,896	—	—	1,045,000
Additional discount on warrants re-pricing	—	—	1,124,716	—	—	1,124,716
Elimination of derivative liability balance	—	—	387,715	—	—	387,715
Net loss	—	—	—	(11,333,825)	—	(11,333,825)
Balance at August 31, 2007	2,168,613	$2,169	$58,204,959	$(62,209,606)	$—	$(4,002,478)
Common stock issued for release of vendor payables	194,290	194	291,241	—	—	291,435
SFAS 123 (R) Share based compensation amortization	—	—	272,043		—	272,043
Net income	—	—	—	3,323,035	—	3,323,035
Balance at August 31, 2008	2,362,903	$2,363	$58,768,243	$(58,886,571)	$—	$(115,965)

See accompanying Notes to Consolidated Financial Statements

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Twelve Months ended August 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss from continuing operations	$(2,565,008)	$(26,463,979)	$(16,195,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense & discount amortization	797,641	34,191,942	5,894,163
Change in fair value of derivatives	—	(19,968,756)	(11,479,555)
Debt prepayment penalty accrual	—	—	7,500,000
Share based compensation	272,043	1,357,920	5,316,690
Impairment of oil and gas properties	—	2,271,313	—
Lease termination expense	58,000	1,396,865	—
Exploration costs	—	755,111	1,488,339
Depreciation, depletion and amortization	86,440	252,355	625,436
Loss on sale of assets	5,982	11,762	—
Impairment of building to realizable value	—	47,387	—
Changes in working capital:
(Increase) decrease in accounts receivable	(6,205)	175,532	(1,275,059)
Decrease in prepaid expenses, advances to operators and others	388,905	57,552	233,203
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(64,758)	(3,071,951)	5,383,513
Net cash used in operating activities	(1,026,960)	(8,986,947)	(2,509,125)

Cash Flows from Investing Activities:
Purchase of oil and gas properties	—	(3,082,701)	(20,321,611)
Purchase of office building and other	—	—	(542,698)
Purchase of furniture and equipment	—	—	(101,867)
Proceeds from sale of office building and other	—	186,659	—
Proceeds from sale of vehicles	—	32,625	—
Net cash used in investing activities	—	(2,863,417)	(20,966,176)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	1,045,000	1,860,000
Proceeds from issuance of Note Payable	—	—	1,884,850
Proceeds from Short Term Secured Convertible	—	—	9,565,000
Debenture, net of issuance costs	—
Proceeds from Long Term Secured Convertible	—	5,850,000	18,270,000
Debenture, net of issuance costs	—
Proceeds from minority interest owner	—	—	—
Repayment of prepayment penalty	—	(7,500,000)	—
Repayment of long-term debt	—	(9,667,699)	—
Repayment of Note payables	—	—	(2,048,451)
Net cash provided by (used in ) financing activities	—	(10,272,699)	29,531,399

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Twelve Months ended August 31,
	2008	2007	2006
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	$(1,756,230)	$2,511,140	$(1,382,214)
Net cash provided by (used in) investing activities	736,175	30,906,512	(6,576,038)
Net cash provided by (used in) financing activities	291,435	(11543849)	1,105,307
Net cash provided by (used in)	$(728,620)	$21,873,803	$(6,852,945)
Discontinued Operations

Net Increase (Decrease) in Cash	(1,755,604)	(249,260)	(796,847)
Cash at the Beginning of Period	1,962,747	2,212,007	3,008,854
Cash at the End of Period	$207,143	$1,962,747	$2,212,007

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$1,832,302	$398,933
Taxes	$—	$—	$—

Supplemental disclosure of non-cash operating, investing and financing activities:
Stock issued for release of vendor payables	$9,714,500	$—	$—
Stock issued for accrued interest	$—	$378,082	$373,972
Stock issued for property	$—	$—	$1,979,500
Stock issued for conversion of promissory note	$—	$—	$1,000,000
Stock issued for debt	$—	$—	$1,850,000
Warrants issued for deferred financing costs	$—	$—	$1,449,660
Disposal of equity method partnership	$—	$—	$962,199
Additional asset retirement liability	$—	$—	$55,744
Discount of note due to derivative liability	$—	$—	$29,580,388
Reclassification of derivative liability balance to additional paid-in capital	$—	$387,718	$—
Issuance of stock based instruments in connection with the purchase of Hurricane Energy, LLC:

Stock	$—	$—	$11,790,000
Warrants	$—	$—	$957,747
Options	$—	$—	$76,107

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF OPERATIONS

Maverick Oil and Gas, Inc. (“Maverick”) was incorporated in Nevada on June 18, 2002.   Since 2004, Maverick had been an early stage independent energy company seeking to find and develop oil and gas reserves. Maverick and its subsidiaries (collectively, the “Company”) have ceased its Oil and Gas operations effective January 2008.  Our operations consist solely of attempting to preserve our status as a public company and seeking to identify a business combination with an operating company.   There can be no assurance that we will be able to identify an acceptable operating company, complete an acquisition, or that any business we acquire will generate profits or increase the value of the Company.  If we are unable to locate additional financing within the short-term, we will be forced to suspend all public reporting with the SEC and possibly liquidate.

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

Successful Efforts Accounting

Prior to our business restructuring, we utilized the successful efforts method to account for our crude oil and natural gas operations. Under this method of accounting, all costs associated with oil and gas lease acquisition costs, successful exploratory wells and all development wells are capitalized and amortized on a unit-of-production basis over the remaining life of proved developed reserves and proved reserves on a field basis. Unproved leasehold costs are capitalized pending the results of exploration efforts. Exploration costs, including geological and geophysical expenses, exploratory dry holes and delay rentals, are charge to expense when incurred.

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

The long-lived assets of the Company, which are subject to evaluation, consist primarily of oil and gas properties. During the fiscal year ended August 31,2008, the company recorded lease termination expenses related to unproved properties of $58,000.

During the fiscal year ended August 31, 2007 the company recorded an impairment loss of $2,271,313 on oil and gas properties, lease termination expenses of $1,396,865 and exploration expenses of $755,111 related to unproved properties. During the fiscal year ended August 31,2006, the company recorded exploration expenses related to unproved properties of $1,488,339.

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

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts. At August 31, 2007 and August 31, 2008 the allowance for doubtful accounts was $36,968.

Short-term investments

Short-Term investments at August 31, 2008 represent certificates of deposit with maturities ranging from three months to twelve months.

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

Diluted earnings per common share is computed by dividing the net earnings available to common shareholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the fiscal years ended August 31, 2008, 2007, and 2006  potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Reverse Stock split

On October 16, 2008, our stockholders approved an amendment to our articles of incorporation to effect a 1 for 50 reverse stock split (the “Reverse Split”) of our common stock, $.001 par value per share.  The effective date of the reverse split was October 24, 2008 and has been retroactively reflected in the accompanying financial statements. Upon effectiveness of the Reverse Split, each stockholder received one share of common stock for every 50 shares of common stock owned and outstanding as of August 21, 2008, the record date.  The Reverse Split does not affect the number of shares of common stock authorized for issuance.  All share and per share information has been retroactively adjusted to reflect the reverse stock split.

Recently Issued Accounting Pronouncements

Maverick does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on Maverick’s result of operations, financial position or cash flows.

NOTE 3.  GOING CONCERN

The Company has incurred significant losses since its inception. For the fiscal year ended August 31, 2008, our net loss from continuing operations was $2,565,008 and we had incurred an accumulated deficit of $58,886,571. For the fiscal year ended August 31, 2007, our net loss from continuing operations was $26,463,979 we had incurred an accumulated deficit of $62,209,606. During the twelve months period ended August 31, 2008, our accumulated deficit decreased primarily due to gains on extinguishment of debt through the sale of our discontinued operations.

Even though we were able to successfully compromise significant financial obligations to the vendors and suppliers to our Fayetteville Shale project, one of our Fayetteville Shale partners, and to an existing claimant involving our Fayetteville Shale project, as of the beginning of our second fiscal quarter our remaining capital resources were not sufficient to maintain our operations and to pay the remaining liabilities of the Company and its subsidiaries, generally as they became due. This included, within the immediate term, amounts which became payable to certain leaseholders within the Fayetteville Shale project because we did not have the resources to discharge our drilling obligations to them, amounts required to remediate existing well sites and certain severance and other employment related obligations.  In the longer term, we would not have been able to satisfy the amounts which would have become due under our senior secured convertible debentures, for which we were obligated to repay the principal amount of approximately $27.8 million. Furthermore, we had been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We had also been unable to secure additional funding for the Company.

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

The information above raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result if the Company was forced to cease operations as a going concern.

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

During the twelve months ended August 31, 2008 and August 31, 2007, the Company recognized stock-based compensation expenses of  $272,043 and $ 1,357,921, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the twelve months ended August 31, 2008 and  August 31, 2007,  no tax benefits from the exercise of stock options have been recognized as no options have been exercised.  Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

No options were issued or exercised by the Company during the twelve months ended August 31, 2008 and August 31, 2007, respectively. A schedule of outstanding options is as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding on August 31, 2007	2,610,000	$1.87	2.73
Granted	—	—	—
Exercised	—	—	—
Surrendered/Canceled	(1,380,000)	0.9 0.98	—
Outstanding on August 31, 2008	1,230,000	$2.40	2.00

Outstanding on August 31, 2008	861,000	$2.40	1.75

Stock-based compensation expense includes expense recognized for restricted stock awards of $21,907 and $36,165 for the twelve months ended August 31, 2008 and August 31, 2007, respectively.  There is no unrecognized cost related to unvested restricted shares at August 31, 2008.

During the fiscal year ended August 31, 2008, no additional restricted stock grants were made.   As of August 31, 2008 there were 4,640,000 restricted shares outstanding with a weighted average grant date fair value of $2.51.

NOTE 5.   EXTINGUISHMENT OF DEBT-SENIOR SECURED CONVERTIBLE DEBENTURES

Effective January 8, 2008, our interest in the Fayetteville Shale Project were foreclosed upon through assignment to the holders of our 2007 Debenture of our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures, which totaled $28.8 million representing both principle and accrued interest were extinguished and certain mutual releases were provided.

Background description of our 2007 Debentures

Effective as of July 30, 2007, we entered into a recapitalization transaction (the Recapitalization) involving the retirement of debentures and warrants issued during 2006 in exchange for new secured convertible debentures (the “2007 Debentures”) and associated warrants (the “2007 Warrants”).

The 2007 Debentures had an aggregate principal amount of $27.8 million, were subject to interest at 8 % per annum, and had a maturity date on the second anniversary of their issuance, subject to the right of the holders to require us to repurchase one(third of the outstanding principal amount due on each of the fifteenth and twenty-first month anniversaries of the date of issuance.  Interest payments and expenses associated with issuance were due on the maturity date.  The 2007 Debentures were convertible into 111,038,016 shares of our common stock at a conversion price of $0.25 per share, subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like.  The 2007 Warrants granted as part of the recapitalization are exercisable into 77,902,597 shares of common stock at an exercise price of $0.01 per share (on a post-split basis).  The 2007 Warrants are subject to only standard anti-dilution adjustments relating to stock splits, stock dividends and the like, and are not subject to the “full-ratchet” and “gross-up” anti-dilution features of the Warrants issued during 2006.  As a result of the Recapitalization, the unamortized debt discount and deferred financing costs were expensed.

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

  ·  Foreclosure of our Fayetteville Shale Project interests.

Effective January 8, 2008, our interest in the Fayetteville Shale Project were foreclosed upon through assignment of our interest in Maverick Woodruff County, LLC (which held our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures were extinguished and certain mutual releases were provided. The balances and results related to our former subsidiaries Maverick Operating, LLC and in Maverick Woodruff County, LLC together with the related debt and interest obligation extinguishment with foreclosure, are being reported as part of discontinued operations in the accompanying financial statements.  We recognized a gain of approximately $3.9 million for the quarter and twelve months ended August 31, 2008 related to the disposal.

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

During November 2007, we sold our interest in our Colorado-based Whitewater project.  We initially sold a 30% interest in the project for $600,000, plus the pro rata assumption of all unpaid project costs since May 2006.  Thereafter, we sold the remaining 70% interest in the project to one of our Fayetteville Shale project partners for $200,000, the discharge of approximately $1.4 million owed to this partner, and the assumption of the remaining unpaid project costs since May 2006.  This asset was impaired to its expected realizable value of $2,000,000 in anticipation of a cash sale.  The combination cash and discharge of debt transaction resulted in a gain of approximately $450,000 for the fiscal year ended August 31, 2008.

We have accounted for the sale, transfer and cease of operations related to these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144 we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at August 31, 2008 as follows:

Discontinued Operations:	August 31, 2008	August 31, 2007
Assets:
Oil & gas receivables and advances to operators and others	$3,300	$6,274
Unproved properties not being amortized, net	—	27,115,000
Total assets of discontinued operations	3,300	27,121,274

Liabilities:
Accounts payable and accrued expenses	$—	$4,675,852
Asset retirement obligation	2,890	40,554
Short(term secured convertible debt	—	27,992,523
Total Liabilities of held for sale operations	$2,890	$32,708,929

	Twelve Months Ended
	August 31, 2008	August 31, 2007
Oil and gas sales revenues	$80,611	$2,272,606
Cost and Expenses	(277,731)	(1,779,413)
Gain on sale of Barnett Shale assets*	—	23,144,109
Gain on extinguishment of trade payable	1,676,845	—
Gain on extinguishment of debt	3,952,389	—
Gain on sale of Whitewater assets	455,929	—
Net income from discontinued operations before minority interest	$5,888,043	$23,637,302

* Does not include minority interest of $9,396,490 at August 31, 2007.

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

       ●   Leases.

During the second quarter of our fiscal year 2007, the Company entered into a sub-lease for its offices located in Fort Lauderdale, Florida at a total monthly minimum cost of approximately $10,200 and a six-month security deposit of $61,005. This lease expires during March 2009.

 NOTE  9.   INCOME TAXES

The Company uses the liability method, where deferred taxes and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During fiscal 2007, 2006 and 2005, the company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $22.5 million at August 31, 2008, and will expire in the years 2025 through 2028.

At August 31, 2008, deferred tax assets consisted of the following:

2008
Deferred tax assets
Net operating loss carryforward	$1,333,720
Valuation allowance	(1,333,720)
Net deferred tax asset	$—