Form 10-Q
period 2008-11-30
MAVERICK OIL & GAS, INC.
filed 2009-01-14
CIK 1193159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No o

There were 2,362,857 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of January 15, 2009.

MAVERICK OIL AND GAS, INC.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	November 30, 2008	August 31, 2008
Current Assets:
Cash and cash equivalents	$96,697	$207,143
Accounts Receivable	—	6,205
Total Current Assets	96,697	213,348

Property, Plant and Equipment:
Buildings, furniture and equipment, net of accumulated depreciation of $177,652 and $164,722 at November 30, 2008 and August 31, 2008, respectively.	43,423	56,352
Total Property, Plant and Equipment, Net	43,423	56,352

Other assets and prepaid loan fees	197,324	208,042

Oil and natural gas properties, successful efforts method of accounting:
Assets from discontinued operations	—	3,300
Total Assets	$337,444	$481,042

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$238,742	$234,975
Liabilities of discontinued operations	9,865	2,890
Other liabilities	355,842	355,842
Total Current Liabilities	604,449	593,707

Long-Term Liabilities:
Asset retirement obligation	—	3,300
Total Long-Term Liabilities	—	3,300

Total Liabilities	$604,449	$597,007

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 335,000,000 shares; 2,362,903 shares issued and outstanding at November 30, 2008 and August 31, 2008	2,363	2,363
Additional paid-in capital	58,829,388	58,768,243
Accumulated deficit	(59,098,756)	(58,886,571)
Total Stockholders’ Equity (Deficit)	(267,005)	(115,965)

Total Liabilities and Stockholders’ Equity (Deficit)	$337,444	$481,042

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2008	2007

Oil and gas sales revenues	$—	$29,021

Expenses:
Lease operating expenses	—	62,341
Exploration costs	—	10,060
Lease termination expense	—	162,438
General and administrative	195,123	775,419
Depreciation, depletion and amortization	12,930	51,833
Total expenses	208,053	1,062,091

Loss from continuing operations before other income (expense)	(208,053)	(1,033,070)

Other income (expense):
Gain on extinguishment of trade payables	—	1,616,922
Change in fair value of derivatives	—
Interest expense and discount amortization	—	(561,051)
Other income (expenses)	2,502	5,402
Total other income (expense)	2,502	1,061,273

Income (loss) from continuing operations	(205,551)	28,203

Discontinued operations:
Net income from operations of discontinued segment, including gain on disposal of $459,740 at November 30, 2007	(6,634)	452,510
Net income (loss)	$(212,185)	$480,713

See accompanying Notes to Consolidated Financial Statements

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended November 30,
Basic Earnings per common share:	2008	2007

Earnings (loss) from continuing operations	$(0.09)	$0.01
Earnings (loss) from discontinued operations	$0.00	$0.20
Earnings (Loss) per common share	$(0.09)	$0.21

Weighted average common shares outstanding - basic	2,362,903	2,305,211

	Three Months ended November 30,
Diluted Earnings per common share:	2008	2007

Earnings (loss) from continuing operations	$(0.09)	$0.01
Earnings (loss) from discontinued operations	$0.00	$0.10
Earnings (Loss) per common share	$(0.09)	$0.11

Weighted average common shares outstanding - diluted	2,362,903	$4,462,011

See accompanying Notes to Consolidated Financial Statements

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended November 30,
	2008	2007
Cash Flows from Operating Activities:
Income (Loss) from continuing operations	$(205,551)	$28,203
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	57,845	97,913
Interest expense and discount amortization	—	561,051
Depreciation, depletion and amortization	12,930	51,833
Lease termination expense	—	162,438
Exploration costs	—	10,060
Loss on sale of building and furniture	—	6,325
Gain on settlement of trade payables	—	(1,616,922)
Changes in working capital:
(Increase) decrease in accounts receivable	6,205	(106,251)
(Increase) decrease in prepaid expenses, advances to operators and others	10,717	26,523
Increase in accounts payable and accrued expenses	3,767	(865,920)
Net cash used in operating activities	(114,087)	(1,644,747))

Cash Flows from Investing Activities:
Proceeds from sale of building	—	36,174
Net cash used in investing activities	—	36,174

Cash Flows from Discontinued Operations:
Net cash used in operating activities	3,641	(590,505)
Net cash provided by (used in) investing activities	—	700,000
Net cash provided by (used in) financing activities	—	291,435
Net cash provided by (used in) discontinued operations	3,641	400,930

Net Decrease in Cash	(110,446)	(1,207,463)
Cash at the Beginning of Period	207,143	1,962,747
Cash at the End of Period	$96,697	$755,104

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended November 30,
	2008	2007
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Discharge of payables	$—	$1,519,192

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Maverick’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2008.

Certain reclassifications have been made to the prior year amounts to conform with the current presentation.

NOTE 2.  GOING CONCERN

The Company has incurred significant losses since its inception. For the fiscal year ended August 31, 2008, our net loss from continuing operations was $2,565,008 and we had incurred an accumulated deficit of $58,886,571. For the fiscal year ended August 31, 2007, our net loss from continuing operations was $26,463,979 we had incurred an accumulated deficit of $62,209,606. During the three months period ended November 30, 2008, our accumulated deficit increased to $59,098,756 primarily due to general and administrative expenses.

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

During the three months ended November 30, 2008 and November 30, 2007, the Company recognized stock-based compensation expenses of  $57,845 and $ 97,913, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the three months ended November 30, 2008 and November 30, 2007,  no tax benefits from the exercise of stock options have been recognized as no options have been exercised.  Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

No options were issued or exercised by the Company during the three months ended November 30, 2008.  A schedule of outstanding options is as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding on August 31, 2008	1,230,000	$2.40	1.50
Granted	—	—	—
Exercised	—	—	—
Surrendered/Canceled	—	—	—
Outstanding on November 30, 2008	1,230,000	$2.40	1.25
Excercisable on November 30, 2008	902,000	$2.40	1.25

Stock-based compensation expense includes expense recognized for restricted stock awards of $1,781 and $16,431 for the three months ended November 30, 2008 and November 30, 2007, respectively.  There is no unrecognized cost related to unvested restricted shares at November 30, 2008.

During the quarter ended November 30, 2008, no additional restricted stock grants were made.   As of November 30, 2008 there were 110,000 restricted shares outstanding with a weighted average grant date fair value of $.82.

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

NOTE  7.   DISCONTINUED OPERATIONS

•	Foreclosure of our Fayetteville Shale Project interests:

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

We have accounted for the sale, transfer and cease of operations related to these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144 we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at November 30, 2008 as follows:

Discontinued Operations:	November 30, 2008	November 30, 2007
Assets:
Oil & gas receivables and advances to operators and others	$—	$3,300
Unproved properties not being amortized, net	—	—
Total assets of discontinued operations	—	3,300

Liabilities:
Accounts payable and accrued expenses	$—	$—
Asset retirement obligation	9,865	2,890
Short-term secured convertible debt	—	-
Total Liabilities of held for sale operations	$9,865	$2,890

	Three Months Ended November 30,
	2008	2007
Oil and gas sales revenues	$6,728	$—
Cost and Expenses	(13,362)	(161)
Gain on extinguishment of trade payable	—	—
Gain on extinguishment of debt	—	—
Gain on sale of Whitewater assets	—	452,671
Net income from discontinued operations before minority interest	$(6,634)	$452,510

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

**************************

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary statement for forward-looking statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” or “believe” or the negative thereof or any variation thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished.  Such statements are not guarantees of future performance or events and are subject to known and unknown risks and uncertainties that could cause the Company's actual results, events or financial positions to differ materially from those included within the forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the availability of capital resources, our ability to identify a suitable operating company to acquire and complete an acquisition of such a company, changes in the securities or capital markets, and other factors disclosed under the caption “Risk Factors” in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended August 31, 2008 and our other filings with the United States Securities and Exchange Commission.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

Overview

Maverick Oil and Gas, Inc. (the “Company,” “we” or “us”) was incorporated in June 2002.  From 2004 through January 2008 we were an early stage independent energy company seeking to find and develop oil and gas reserves. Following the sale in April 2007 of our interest in the Barnett Shale play in Wise County, Texas, and the subsequent foreclosure on our Fayetteville Shale project in January 2008, we terminated most of our personnel and ceased all oil and gas related operations as we exited from the oil and gas business into the business of managing an inactive shell company whose objective is to identify business opportunities and financing that may be suitable for a public company.

We have incurred significant losses since our inception. During fiscal years 2008 and 2007, we recognized income of $3,323,035 and a loss of $11,333,825 to common stockholders, respectively.  For the three months ended November 30, 2008, our net loss was $212,185 and we had an accumulated deficit of $59,098,756.

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

We believe that the foreclosure transaction was in our best interest as we have extinguished over $28 million of senior secured indebtedness together with accrued interest, while we were able to retain a modest amount of cash and avoid, in the short-term, an otherwise likely bankruptcy filing.  Furthermore, the foreclosure process extricated us from the Fayetteville Shale project, which otherwise would have required significant additional funding (which we likely would have been unable to secure) and whose geologic outcomes was subject to uncertainty.

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

For the Three Months Ended November 30, 2008 and November 30, 2007

We realized no revenues from continuing operations for the three months ended November 30, 2008 as compared to $29,201 for the comparable prior year period.

We generated a net loss of $212,185 for the three months ended November 30, 2008, as compared to a net income of $480,713 for the comparable prior year period.  General and Administrative and Other Expenses of $195,125 were the primary reason the loss for the period ended November 30, 2008.  For the  three month period ended November 30, 2007, the gain on the sale of the Whitewater assets of $452,510, and a gain on the extinguishment of the trade payables of $1,616,922, were partially offset by operating expenses of $1,062,091 and interest expense and discount amortization of $561,051.

Operating loss from continuing operations before other income (expense) for the three month period ended November 30, 2008 was $208,053 as compared to a loss of $1,033,070 for the comparable prior year period.  General and administrative expenses of $195,125 for the three month period ended November 30, 2008 were $580,294 lower than general and administrative expenses of $775,419 for the comparable prior year period.  The lower general and administrative expenses are reflective of reductions of staff, associated expenses, and a general wind down of business activity.

Discontinued operations

The net loss from discontinued operations for the three month period ended November 30, 2008 was $6,634.  The net income from discontinued operations for the three month period ended November 30, 2007 was $452,510 and is reflective of the gain on the sale of the Whitewater assets.

Liquidity and Capital Resources

Net cash used in operations from continuing activities was $114,087 for the three month period ended November 30, 2008.  The primary use of the cash was to fund administrative expenses.   There was no net cash provided by investing activities for the period compared to funds used of $36,174 for the comparable prior year period.

There were no financing activities during the three month period ended November 30, 2008, or during the comparable prior year period.

Net cash flow provided by discontinued operations was $3,641for the three month period ended November 30, 2008 compared to net cash provided in the prior year period of $400,930.

Our net working capital deficit of $507,752 as of November 30, 2008 increased by $127,393 versus the August 31, 2008 deficit of $380,359.  The decrease is primarily attributed to a $110,476 reduction in cash.

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

Following the foreclosure process, we have terminated most of our personnel and ceased all oil and gas related operations as we will now attempt to identify business opportunities and financing that may be suitable for the Company. As of November 30, 2008, we had cash resources of $96,697.  We believe that our current cash resources will only be sufficient to sustain us as an inactive company for the short-term.  There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to execute our business plan within the short-term, or if we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

In October 2008, we completed a 1:50 reverse split of our common stock, which was authorized by a majority of our stockholders.  As a result, the number of outstanding shares of common stock was reduced to approximately 2.4 million while the number of authorized shares of our common stock has remained the same.  Unless otherwise indicated, all common stock share amounts and common stock per share amounts have been restated to reflect the 1:50 reverse split as if it had occurred at our inception.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of November 30, 2008, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

We held a special meeting of stockholders on October 16, 2008.  As of the close of business on August 21, 2008, the record date for the meeting, 118,142,860 shares of common stock were issued and outstanding.  A quorum of 95,196,639 shares of common stock were present or represented at the meeting.

The Shareholders voted on a proposal to amend to our Certificate of Incorporation to effect a 1 for 50 reverse stock split.  A total of 89,946,549 shares were voted for this proposal, 4,558,075 shares were voted against this proposal, and 692,015 shares abstained.

All of the foregoing share amounts contained in this Item 4 do not reflect the reverse stock split that occurred in October 2008.

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

Date: January 14, 2009	MAVERICK OIL AND GAS, INC. /s/ John Ruddy John Ruddy Chief Executive Officer (Interim) Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.