Form 10-Q
period 2009-02-28
MAVERICK OIL & GAS, INC.
filed 2009-04-21
CIK 1193159

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission File Number: 000-50428

MAVERICK OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98-0377027
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1314 E Las Olas Blvd., # 803 Fort. Lauderdale, FL	33301
(Address of Principal Executive Offices)	(Zip Code)

(954) 463-5707
(Registrant’s Telephone Number, Including Area Code)

300 SE 2nd Street, Suite 860, Fort Lauderdale, FL 33301
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

There were 2,362,903 issued and outstanding shares of the registrant’s common stock, par value $.001 per share, as of April 20, 2009.

MAVERICK OIL AND GAS, INC.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	February 28, 2009	August 31, 2008
Current Assets:
Cash and cash equivalents	$9,186	$207,143
Accounts Receivable	—	6,205
Total Current Assets	9,186	213,348

Property, Plant and Equipment:
Buildings, furniture and equipment, net of accumulated depreciation of $173,758 and $164,722 at February 28, 2009 and August 31, 2008, respectively.	47,316	56,352
Total Property, Plant and Equipment, Net	47,316	56,352

Other assets and prepaid loan fees	154,556	208,042

Oil and natural gas properties, successful efforts method of accounting:
Assets from discontinued operations	—	3,300
Total Assets	$211,058	$481,042

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$213,017	$234,975
Liabilities of discontinued operations	9,224	2,890
Other liabilities	355,842	355,842
Total Current Liabilities	578,083	593,707

Long-Term Liabilities:
Asset retirement obligation	—	3,300
Total Long-Term Liabilities	—	3,300

Total Liabilities	$578,083	$597,007

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value, authorized 335,000,000 shares; 2,362,903 shares issued and outstanding at February 28, 2009 and August 31, 2008	2,363	2,363
Additional paid-in capital	58,887,233	58,768,243
Accumulated deficit	(59,256,621)	(58,886,571)
Total Stockholders’ Equity (Deficit)	(367,025)	(115,965)

Total Liabilities and Stockholders’ Equity (Deficit)	$211,058	$481,042

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
	2009	2008	2009	2008

Oil and gas sales revenues	$—	$24,448	$—	$39,568

Expenses:
Lease operating expenses	—	5,228	—	13,573
Lease termination expense	—	58,000	—	58,000
General and administrative	162,687	482,926	357,810	1,251,147
Depreciation, depletion and amortization	(3,892)	12,928	9,036	60,584
Total expenses	158,795	559,082	366,846	1,383,304

Loss from continuing operations before other (expense)	(158,795)	(534,634)	(366,846)	(1,343,736)

Other income (expense):
Loss on extinguishment of trade payables	—	(4,064)	—	(4,064)
Interest expense and discount amortization	—	(239,636)	—	(795,265)
Other income (expense)	288	32,163	2,790	37,004
Total other income (expense)	288	(211,537)	2,790	(762,325)

Loss from continuing operations	(158,507)	(746,171)	(364,056)	(2,106,061)

Discontinued operations:
Income (loss) from discontinued operations	640	4,017,955	(5,994)	5,858,557

Net income (loss)	$(157,867)	$3,271,784	$(370,050)	$3,752,496

	Three Months ended		Six Months ended
Basic and Diluted Earnings per common share:	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Earnings (Loss) from continuing operations	$(0.07)	$(0.32)	$(0.16)	$(0.90)
Earnings from discontinued operations, net of minority interest	$0.00	$1.70	$0.00	$2.51
Earnings (Loss) per common share	$(0.07)	$1.38	$(0.16)	$1.61

Weighted average common shares outstanding	2,362,903	2,362,903	2,362,903	2,334,034

See accompanying Notes to Consolidated Financial Statements

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended February 28 and 29,
	2009	2008
Cash Flows from Operating Activities:
(Loss) from continuing operations	$(364,056)	$(2,106,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	115,690	148,654
Interest expense and discount amortization	—	795,265
Depreciation, depletion and amortization	9,036	60,584
Lease termination expense	—	58,000
Loss on sale of building and furniture	—	6,325
Loss on settlement of trade payables	—	4,064
Decrease in accounts receivable	6,205	--
Decrease in prepaid expenses, advances to operators and others	53,485	280,358
Decrease in accounts payable and accrued expenses	(21,958)	(632,528)
Net cash used in operating activities	(201,598)	(1,385,339)

Cash Flows from Investing Activities:
Proceeds from sale of vehicles	—	-
Net cash provided by investing activities	—	-

Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	3,641	(1,198,755)
Net cash provided by investing activities	—	736,175
Net cash provided by financing activities	—	291,435
Net cash used in discontinued operations	3,641	(171,145)

Net Decrease in Cash	(197,957	(1,556,484)
Cash at the Beginning of Period	207,143	1,962,747
Cash at the End of Period	$9,186	$406,263

See accompanying Notes to Consolidated Financial Statements.

MAVERICK OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended February 28,
	2009	2008
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Extinguishment of short term debt with properties	$—	28,783,479
Discharge of payables	$—	$1,676,845

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

These financial statements should be read in conjunction with the financial statements and the notes thereto included in Maverick’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending August 31, 2009.

Certain reclassifications have been made to the prior year amounts to conform with the current presentation.

NOTE 2.  GOING CONCERN

The Company has incurred significant losses since its inception. For the fiscal year ended August 31, 2008, our net loss from continuing operations was $2,565,008 and we had incurred an accumulated deficit of $58,886,571. For the fiscal year ended August 31, 2007, our net loss from continuing operations was $26,463,979 we had incurred an accumulated deficit of $62,209,606. During the six months period ended February 28, 2009, our accumulated deficit increased to $59,256,621  primarily due to general and administrative expenses.

Even though we were able to successfully compromise significant financial obligations to the vendors and suppliers to our Fayetteville Shale project, one of our Fayetteville Shale partners, and to an existing claimant involving our Fayetteville Shale project, as of the beginning of our second fiscal quarter 2008, our remaining capital resources were not sufficient to maintain our operations and to pay the remaining liabilities of the Company and its subsidiaries, generally as they became due. This included, within the immediate term, amounts which became payable to certain leaseholders within the Fayetteville Shale project because we did not have the resources to discharge our drilling obligations to them, amounts required to remediate existing well sites and certain severance and other employment related obligations.  In the longer term, we would not have been able to satisfy the amounts which would have become due under our senior secured convertible debentures, for which we were obligated to repay the principal amount of approximately $27.8 million. Furthermore, we had been unable to secure financial, operating or other developmental partners for our Fayetteville Shale project. We had also been unable to secure additional funding for the Company.

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

During the six months ended February 28, 2009 and February 29, 2008, the Company recognized stock-based compensation expenses of  $115,690 and $ 148,654, respectively, related to outstanding stock options according to the provisions of FAS 123R, using the modified-prospective transition method.

Prior to the adoption of FAS 123R and for the three months ended February 28, 2009 and February 29, 2008,  no tax benefits from the exercise of stock options have been recognized as no options have been exercised.  Any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

No options were issued or exercised by the Company during the six months ended February 28, 2009.  A schedule of outstanding options is as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding on August 31, 2008	1,230,000	$2.40	1.50
Granted	—	—	—
Exercised	—	—	—
Surrendered/Canceled	—	—	—
Outstanding on February 28, 2009	1,230,000	$2.40	1.00
Exercisable on February 28, 2009	982,435	$2.40	1.00

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

We have accounted for the sale, transfer and cease of operations related to these assets in accordance with FAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets.  Pursuant to FAS 144 we have separated the detail of the individual assets, liabilities and results from operations of these projects from our consolidated balance sheet and statement of operations at February 28, 2009 as follows:

Discontinued Operations:	February 28, 2009	February 29, 2008
Assets:
Advances to operators and others	—	6,274
Unproved properties not being amortized, net	—	—
Total assets held for sale	$—	$6,274

Liabilities:
Accounts payable and accrued expenses	$—	$—
Asset retirement liability	—	2,890
Short-term secured convertible debt	—	—
Total liabilities of held for sale operations	$—	$2,890

	Six Months ended
	February 28 2009	February 29, 2008
Oil and gas sales revenues	$13,488	$—
Cost and Expenses	(19,482)	(221,349)
Gain on extinguishment of trade payables	—	1,676,845
Gain on extinguishment of debt	—	3,950,390
Gain on sale of Whitewater assets	—	452,671
Net income (loss) from discounted operations before minority interest	$(5,994)	$5,858,557

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

We have incurred significant losses since our inception. During fiscal years 2008 and 2007, we recognized income of $3,323,035 and a loss of $11,333,825 to common stockholders, respectively.  For the six months ended February 28, 2009, our net loss was $370,050 and we had an accumulated deficit of $59,256,621.

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

Results of Operations.

For the Three Months Ended February 28, 2009 and February 29, 2008

We realized no revenues from continuing operations for the three months ended February 28, 2009 as compared to $24,448 for the comparable prior year period.

We generated a net loss of $157,867 for the three months ended February 28, 2009, as compared to a net income of $3,271,784 for the comparable prior year period.  General and Administrative of $162,687 were the primary reason the loss for the three month ended February 28, 2009.  For the three month period ended February 29, 2008,  a gain from discontinued operations of $4,017,955 primarily due to the extinguishment of the trade payables and debt  was partially offset by operating expenses of $559,082 and interest expense and discount amortization of $239,636.

Operating loss from continuing operations before other income (expense) for the three month period ended February 28, 2009 was $158,795 as compared to a loss of $534,634 for the comparable prior year period.  General and administrative expenses of $162,687 for the three month period ended February 28, 2009 were $320,239 lower than general and administrative expenses of $482,926 for the comparable prior year period.  The lower general and administrative expenses are reflective of reductions of staff and a general wind down of business activity.

Discontinued operations

The net income from discontinued operations for the three month period ended February 28, 2009 was $640.  The net income from discontinued operations for the three month period ended February 29, 2008 was $4,017,955 and is reflective of the gain related to the extinguishment of the trade payables and debt.

For the Six Months Ended February, 28 2009 and February 29, 2008

We realized no revenues from continuing operations for the six months ended February 28, 2009 as compared to $39,568 for the comparable prior year period.

We generated a net loss of $370,050 for the six months ended February 28, 2009, as compared to a net income of $3,752,496 for the comparable prior year period.  General and Administrative of $357,810 were the primary reason the loss for the period ended February 28, 2009.  For the  six month period ended February 29, 2008, the gain on the sale of the Whitewater assets of $452,510, and a gain on the extinguishment of the trade payables and debt of  $5,627,235, were partially offset by operating expenses of $1,383,301 and interest expense and discount amortization of $795,265.

Operating loss from continuing operations before other income (expense) for the six month period ended February 28, 2009 was $366,846 as compared to a loss of $1,343,736 for the comparable prior year period.  General and administrative expenses of $357,810 for the six month period ended February 28, 2009 were $893,337 lower than general and administrative expenses of $1,251,147 for the comparable prior year period.  The lower general and administrative expenses are reflective of reductions of staff, associated expenses, and a general wind down of business activity.

Discontinued operations

The net loss from discontinued operations for the six month period ended February 28, 2009 was $6334.  The net income from discontinued operations for the six month period ended February 29, 2008 was $5,858,557 and is reflective of the gain on the sale of the Whitewater assets and the extinguishment of trade payables and debt.

Liquidity and Capital Resources

Net cash used in operations from continuing activities was $201,598 for the six month period ended February 28, 2009.  The primary use of the cash was to fund administrative expenses.   There was no net cash provided by investing activities for both periods.

There were no financing activities during the six month period ended February 28, 2009, or during the comparable prior year period.

Net cash flow provided by discontinued operations was $3,641 for the six month period ended February 28, 2009, compared to net cash used in the comparable prior year period of $171,145.

Our net working capital deficit of $568,897 as of February 28, 2009 increased by $188,538 versus the August 31, 2008 deficit of $380,359.  The decrease is primarily attributed to a $197,957 reduction in cash.

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

As of December 17, 2007, we entered into a Strict Foreclosure Agreement with the original holders of our 2007 Debentures and the transferees of their interests under the Secured Convertible Debentures (the "Transferees").  Under the Strict Foreclosure Agreement effective as of January 8, 2008, the Transferees foreclosed upon our interest in the Fayetteville Shale Project through assignment of our interest in Maverick Woodruff County, LLC (which holds our leasehold interests in the Fayetteville Shale Project), Maverick Operating, LLC (the licensed operator of our Fayetteville Shale Project) and miscellaneous seismic data and files related to our Fayetteville Shale Project. In consideration of the transfers evidenced by the Strict Foreclosure Agreement, our obligations under the 2007 Debentures were extinguished and certain mutual releases were provided.

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

Following the foreclosure process, we have terminated most of our personnel and ceased all oil and gas related operations as we will now attempt to identify business opportunities and financing that may be suitable for the Company. As of February 28, 2009, we had cash resources of $9,186.  We believe that our current cash resources will only be sufficient to sustain us as an inactive company for the short-term.  There can be no assurances that we will be able to identify a suitable business opportunity or the financing necessary to complete a transaction, or that any business we may acquire will generate profits or increase the value of the Company.  In the event that we identify a suitable operating company to acquire, we expect that we will need to raise additional capital to complete such a transaction and to satisfy the working capital or operational requirements of any company we acquire.  We expect that any additional capital required will be obtained through sales of our debt or equity securities. The sale of additional equity securities will result in additional dilution to our stockholders.  In the event we have to issue additional debt, we would incur increased interest expenses and could be subject to covenants that may have the effect of restricting our operations.  We have no commitment for any of the additional financing necessary to execute our business plan and we can provide no assurance that such financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to execute our business plan within the short-term, or if we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may not be able to complete the acquisition of an operating company, may not have enough funds to execute the business plan of any company that we do acquire, and in the extreme case, may be required to terminate operations and liquidate the Company.

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

Item 4. Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer.  Based upon that evaluation, our chief executive officer concluded that as of February 28, 2009, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that occurred during the fiscal quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 20, 2009	MAVERICK OIL AND GAS, INC. /s/ John Ruddy John Ruddy Chief Executive Officer (Interim) Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.